Form 10-Q
period 1998-03-31
TELETRAC HOLDINGS INC
filed 1998-05-14
CIK 1045420

<PAGE 1>

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                    ___

                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1998

                                             333-35017
                    Commission file number   333-35021
                                 _________


                          TELETRAC HOLDINGS, INC.
                              TELETRAC, INC.
                      ______________________________
          (Exact Name of Registrant as Specified in Its Charter)


                Delaware                            43-1789886
                Delaware                            48-1172403
            _____________________                 ________________
       (State or Other Jurisdiction               (I.R.S. Employer
      of Incorporation or Organization)         Identification Number)

     2323 Grand Street, Suite 1100, Kansas City, Missouri 64108
             ________________________________________________
            (Address of Principal Executive Offices)   (Zip code)

     Registrant's Telephone Number, Including Area Code (816) 474-0055
                               _____________


                              Not Applicable
                     _________________________________
           (Former Name, Former Address and Former Fiscal Year,
                      if Changed Since Last Report.)

<PAGE 2>

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
          (2) has been subject to such filing requirements for the
          past 90 days  Yes   X    No
                            ____       ___

          As of May 11, 1998, each of Teletrac Holdings, Inc. and
          Teletrac, Inc. had outstanding 249,000 shares of Class A Common Stock and 190,476.19 shares of Series A Redeemable Convertible Participating Preferred Stock.

<PAGE 3>
                 TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                            INDEX TO FORM 10-Q




                                                                    Page No




PART I    FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .2


Item 1    Financial Statements

     Condensed Consolidated Balance Sheets
     as at December 31, 1997 and March 31, 1998. . . . . . . . . . . . . .4

     Condensed Consolidated Statement of Operations
     for the Three Months Ended March 31,
     1997 and 1998.. . . . . . . . . . . . . . . . . . . . . . . . . . . .6

     Condensed Consolidated Statement of Cash Flows
     for the Three Months Ended March 31,
     1997 and 1998.. . . . . . . . . . . . . . . . . . . . . . . . . . . .7

     Condensed Consolidated Statement of Stockholders' Equity
     for the Three Months Ended March 31,
     1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

     Notes to Condensed Consolidated Financial
     Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10



Item 2Management's Discussion and Analysis
     of Results of Operations and Financial
     Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14




 PART IIOTHER INFORMATION


 Item 6Exhibits and Reports on Form 8-K

     Signatures
<PAGE 4>
                 TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS




    ASSETS December 31, 1997  March 31, 1998

  ________________________________________________
  CURRENT ASSETS: (Unaudited)
  Cash and cash equivalents$41,480,737 $28,349,032
Accounts receivable, less
allowances of $612,639 and
  $535,331  4,018,874   4,783,912
  Inventories (note 3)  5,441,695   8,900,863
  Prepaid expenses and other  5,519,652   5,768,896
Short-term portion of
   restricted investments  5,920,833   2,450,000
          ________________________
     Total current assets 62,381,791  50,252,703
          ________________________


  RESTRICTED CASH (note 4)    1,750,000      --
RESTRICTED INVESTMENTS,
  HELD TO MATURITY  34,942,381  31,832,231
PROPERTY AND EQUIPMENT,
 net of accumulated
 depreciation of $3,616,207
   and $4,587,617 (note 5)  26,963,180  29,152,314
LICENSES AND OTHER,
 net of accumulated
 amortization of $322,635
   and $499,311   6,324,380   6,254,707
          ________________________


     Total assets$132,361,732$117,491,955
          ________________________

<PAGE 5>
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  $3,362,390  $2,300,796
Current portion of
  long-term obligations     727,624     654,832
  Accrued Interest   5,920,833   2,450,000
  Accrued expense   1,214,455   1,067,328
  Refrequency liability   3,076,871   1,425,181
 Total current liabilities        14,302,173   7,898,137

  SENIOR NOTES, 14% due 8/l/2007  98,253,377  98,177,014
OTHER LONG-TERM OBLIGATIONS
  (note 6)   2,072,142   2,640,264
PREFERRED STOCK, redeemable
 cumulative, 15%  dividend,
 190,477 shares
 authorized and  190,476.19
   shares issued and outstanding  38,290,000  39,527,500
PREFERRED STOCK, undesignated,
 190,477  shares authorized,
 none issued or outstanding

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, Class A,
 $.01 par value, 1,000,000
 shares authorized and 249,000
   issued and outstanding       2,490       2,490
Common stock, Class B, $.01 par
 value, 70,000 shares authorized
 and none issued or outstanding
Warrants, 105,000 units to
 purchase 57,071 shares of
   Class A common stock   7,039,954   7,039,954
  Paid-in-capital  22,022,656  22,022,656
 Accumulated deficit             (49,621,060) (59,816,060)
                                ___________        ____________
Total stockholders' deficit     (20,555,960)       (30,750,960)
          ___________        ____________

Total liabilities and
   stockholders' deficit $132,361,732 $117,491,955
                                ____________      ____________


The accompanying notes are an integral part of these Condensed Consolidated
                          Financial Statements.

<PAGE 6>
                 TELETRAC HOLDINGS, INC.  AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (unaudited)


     For the Three Months
         Ended March 31,
          1997          1998
    _______________________

  OPERATING REVENUES$4,694,879$6,678,052

OPERATING EXPENSES:
     Cost of revenues 1,957,276 3,004,721
     Selling, general and advertising 6,368,007 6,470,961
     Engineering 1,618,809 2,068,671
     Research & development costs   826,348   393,026
    Depreciation and amortization   446,263       1,149,010

    ______________________

     LOSS FROM OPERATIONS(4,903,015)(6,521,824)

    ______________________




OTHER EXPENSE (INCOME):
     Interest expense    34,827  3,493,549
     Interest and other income  (293,427)  (944,385)

    ________________________
       LOSS BEFORE INCOME TAXES       (6,263,224)(8,957,500)

  PROVISION FOR INCOME TAXES     --    --
    ________________________
  NET LOSS($6,263,224)($8,957,500)
     ________________________



          The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

<PAGE 7>
                 TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (unaudited)



                    Three Months Ended March 31,
         1997      1998
                                                 ____             ____

OPERATING ACTIVITIES:
        Net Loss $(6,263,224)$(8,957,500)
     Adjustments to reconcile net
    loss to net cash used in
       operating activities ---
        Depreciation and amortization  446,263         1,149,010
      Accretion of discount on senior notes      --              (76,363)
        (Gain)/Loss on assets disposed/sold    1,242                47,744
     Changes in working capital and other
       assets and liabilities           (2,057,741) (5,682,171)
        Restricted cash (note 4)   --           1,750,000
        Refrequency liability             (565,566) (1,651,690)
        Accrued interest--                          (3,470,833)

                                       ______________       _____________

        Total adjustments               (2,175,802) (7,934,303)
                                       ______________       _____________

        Cash used in operating activities        (8,439,026)(16,891,803)

                                          _____________       _____________

INVESTING ACTIVITIES:
        Proceeds from sale of assets     --              3,117
     Acquisition of property and
      equipment (3,280,373)(2,558,064)
     Acquisition of other intangible
      assets--                  (102,383)
        Acquisition of Airtouch Teletrac        (1,000,000)    --
                                       _____________       _____________

        Cash used in investing activities        (4,280,373)(2,657,330)
                                       ______________      _____________

<PAGE 8>

FINANCING ACTIVITIES:
        Cost of credit facility            (32,233)    (4,619)
        Restricted investments            (499,977)6,580,983
        Payments on capital leases            (69,757)         (158,936)
                                        _____________     _____________

     Cash provided by financing
        activities                        (601,967)6,417,428
                                       _____________      _____________

NET DECREASE IN CASH AND
  CASH EQUIVALENT(13,321,366)         (13,131,705)

CASH AND CASH EQUIVALENTS,
  beginning of period                    27,639,168        41,480,737
                                       _____________      _____________


CASH AND CASH EQUIVALENTS,
  end of period$14,317,802      $ 28,349,032
                                       _____________     _____________

SUPPLEMENTAL DISCLOSURE ---
     Interest (net of amounts
      capitalized)$   34,827                       $ 70,717

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

<PAGE 9>

                 TELETRAC HOLDINGS, INC.  AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE THREE MONTHS ENDED MARCH 31,1998
                                (unaudited)


      Common Stock       Paid-in    Accumulated
        Class A Class B  Warrants   Capital     Deficit
                       _______ _______ __________  _______    _____________

BALANCE,
 December 31, 1997     $ 2,490 $  -  $ 7,039,954 $22,022,656 $(49,621,060)

       Net loss   -     -         --(8,957,500)
 Preferred stock dividends   -     -          -        -      (1,237,500)
                       _______ ______ __________ ___________   ___________

BALANCE,
  March 31, 1998$    2,490 $  -  $ 7,039,954 $ 22,022,656 $(59,816,060)
                  _______ _____ ___________  ___________  ___________





The accompanying notes are an integral part of these condensed consolidated financial statements.

<PAGE 10>
                 TELETRAC HOLDINGS, INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                                (unaudited)



NOTE 1 --- COMPANY OVERVIEW

The Company is a leading provider of vehicle location and fleet management services, including associated two-way digital wireless messaging, to commercial fleet operators. The Company has developed a proprietary land-based location technology that provides customers with a low-cost, accurate and reliable real-time method of locating vehicles in selected metropolitan areas. The Company's system is designed to enable customers to better manage their mobile workforce, provide security for their property and personnel and communicate more effectively with mobile workers.

The Company offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation of a Vehicle Location Unit "VLU" in each vehicle. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director , a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer, which is connected to the Company's networks. Fleet Director can be complemented with the Company's messaging units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director screen. In the first quarter of 1998, the Company introduced Winfleet , a Microsoft Windows -based application based on Fleet Director that will not require a dedicated computer.

As of December 31, 1997, the Company operated in nine metropolitan markets:
Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, and San Diego. During the first quarter of 1998, the Company commenced operations in three additional metropolitan markets: Sacramento, Washington D.C. and Baltimore and has plans to begin offering its services in three additional markets by the end of 1998. The Company also use; its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles and Miami markets.

The Company's revenues are derived from sales and installation of its VLU's, messaging units, proprietary software and charges for its services.

NOTE 2 --- BASIS OF PRESENTATION.

The condensed consolidated interim financial statements of Teletrac

<PAGE 11>
Holdings, Inc. and its wholly owned subsidiary Teletrac, Inc. ("Teletrac" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended December 31, 1997 filed on Form 10-K.
<PAGE 12>
NOTE 3 --- INVENTORIES

Inventories consisted of the following at December 31, 1997 and March 31, 1998 (unaudited):
      December 31, 1997March 31, 1998

  Vehicle Location Units ("VLU")    $3,497,538     $6,286,033
     Messaging Units    920,270      1,318,760
    Computers & Software313,141        340,415
     Other Inventory  710,746        955,655
                                   _________            _________
     Total Inventory $5,441,695     $8,900,863
                                   _________            _________

The Company received 16,800 VLU's and 4,350 messaging units valued at approximately $3.89 million during the first quarter of 1998.

NOTE 4 --- LETTER OF CREDIT

In January 1998, the $1,750,000 Letter of Credit, established between Teletrac and Tadiran held at Toronto Dominion, was replaced with a joint $2,500,000 Letter of Credit pledged on the Revolver Line of Credit with Banque Paribas and Fleet. The funds previously accounted for as "Restricted Cash" on the Balance Sheet were refunded and deposited into the Company's operating cash.

NOTE 5 --- PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consisted of the following at December 31, 1997 and March 31, 1998 (unaudited):

     December 31, 1997  March 31, 1998

     System Equipment12,692,73015,855,182
          Automobiles   502,370   502,415
        Furniture & Fixtures    1,711,089 1,948,797
         Computer Equipment3,836,349 4,111,184
        Leasehold Improvements    383,911   449,163
        Construction in Progress    11,452,93710,873,190
                                 ___________      __________
    Total Property & Equipment   $30,579,386     $33,739,931
                                 ___________      __________
  Accumulated Depreciation   ($3,616,206)    ($4,587,617)
                        __________      __________
Net Property &
     Equipment    $26,963,180     $29,152,314

<PAGE 13>
NOTE 6 --- OTHER LONG-TERM OBLIGATIONS

The Company entered into capital lease agreements with two separate vendors valued at $735,000 during the first quarter of 1998. The assets included under the lease agreements will be utilized in the construction of the location system networks in metropolitan markets the Company will commence business in during the course of 1998.

<PAGE 14>
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to, the "Risk Factors" set forth in the Company's Registration Statement on Form S-1.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

     REVENUES. Total revenues for the three months ended March 31, 1998 were $6.7 million, compared to $4.7 million in the first quarter of 1997, an increase of 43%.

     Equipment revenues increased to $2.7 million for the three months ended March 31, 1998 from $1.9 million for the three months ended March 31, 1997, an increase of 42%, principally due to an increase in the Company's commercial sales efforts. Gross commercial sales increased to 8,474 units for the three months ended March 31, 1998 from 6,668 units for the three months ended March 31, 1997. Equipment revenues in future periods may decline relative to the number of new units going into service because the Company has introduced an equipment rental program. The rental program was introduced in the first quarter of 1998 and will effect second quarter equipment revenues due to some units being rented rather than sold.

     Service revenues increased to $4.0 million for the three months ended March 31, 1998 from $2.7 million for the three months ended March 31, 1997, an increase of 48%, primarily due to an increase in the number of commercial units in service, to 71,202 at March 31, 1998 from 48,240 at March 31, 1997. Also, the average commercial service revenue per unit increased to $18.06 in March 1998 from $16.57 in March 1997 as a result of an increase in both ancillary services and monthly airtime rates.

     COST OF REVENUES. Cost of revenues includes the cost of equipment and the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues increased to $3.0 million for the three months ended March 31, 1998 from $2.0 million for the three months ended March 31, 1997 primarily as a result of the higher number of new units sold and in service.

     RESEARCH AND DEVELOPMENT, ENGINEERING, SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES. Research and development, engineering, selling, general and administrative expenses increased by $0.1 million, to $8.9 million for the three months ended March 31, 1998 from $8.8 million for the

<PAGE 15>
three months ended March 31, 1997. The Company expensed $0.4 million in the three months ended March 31, 1998 relating to research and development for its new Integrated Base Station Unit (IBSU).

     DEPRECIATION AND AMORTIZATION. Depreciation and Amortization increased for the three months ended March 31, 1998 to $1.1 million from $0.4 million for the three months ended March 31, 1997, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

     OPERATING LOSSES.    Operating losses incurred by the Company were
$6.4 million for the three months ended March 31, 1998, as compared to $6.5 million for the three months ended March 31, 1997, for the reasons discussed above.

     INTEREST EXPENSE. Interest expense was $3.5 million for the three months ended March 31, 1998 and was primarily related to the high yield bonds.

     NET LOSS. For the reasons discussed above, partially offset by interest income of approximately $1.0 million, net loss increased to $9.0 million for the three months ended March 31, 1998 from $6.3 million for three months ended March 31, 1997. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures were $2.7 million for the three months ended March 31, 1998, primarily for the build-out of the Company's networks in new markets. The Company currently expects that its aggregate capital expenditures (excluding the acquisition of spectrum rights) will be $21 million for both 1998 and 1999 combined. These capital expenditures will consist primarily of costs associated with the opening of new markets in 1998. In addition, the Company's capital expenditure plans include network design and development, the maintenance of existing markets, supporting the Company's rental program, and other capital improvements.

     The Company received 16,800 VLU's and 4,350 messaging units valued at approximately $3.89 million during the first quarter of 1998. The Company established a delivery schedule of VLU's according to projections of both commercial and consumer unit sales. The consumer business did not materialize in the first quarter creating an increase in the VLU inventory. The delivery schedule has been adjusted to allow for a reduction of the inventory to a proper level going forward.

     At March 31, 1998, the Company was in violation of covenants under its revolving credit facilities (the "Revolvers") with Banque Paribas and Fleet National Bank. The covenants were established based on projections that
<PAGE 16>
included consumer unit sales that did not materialize. The covenants were waived at March 31, 1998 and the Company had made no draws against the revolvers through that date. The Company and the banks are redefining the covenants for the facilities.

INFLATION

     The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future effect the cost of VLU and messaging units sold by the Company, the Company expects that technology and engineering improvements are likely to offset any foreseeable cost increases.


 PART IIOTHER INFORMATION

 Item 6Exhibits and Reports on Form 8-K


     None.

<PAGE 17>
                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

     TELETRAC HOLDINGS, INC.

               By:  /s/ Alan B. Howe

                      _____________________
             Alan B. Howe
             Vice President of Finance
      and Corporate Development
            (Principal Financial Officer)
      and on behalf of the registrant

Date: May 13, 1998

     TELETRAC, INC.

                              By: /s/ Alan B. Howe

                                        _____________________
                 Alan B. Howe
               Vice President of Finance
      and Corporate Development
            (Principal Financial Officer)
      and on behalf of the registrant


Date: May 13, 1998