Form 10-Q/A
period 1998-03-31
TELETRAC HOLDINGS INC; TELETRAC INC /DE
filed 1998-06-03
CIK 1045420, 1045419

<PAGE 1>

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                    ___

                                FORM 10-Q/A


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

<PAGE 2>

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
          for the past 90 days  Yes   X    No
                                    ____       ____

          As of May 11, 1998, each of Teletrac Holdings, Inc. and
          Teletrac, Inc. had outstanding 249,000 shares of Class
          A Common Stock and 190,476.19 shares of Series A
          Redeemable Convertible Participating Preferred Stock.

<PAGE 3>
                 TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                           INDEX TO FORM 10-Q/A




                                                                    Page No




PART I    FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . 2


Item 1    Financial Statements

          Condensed Consolidated Balance Sheets
          as at December 31, 1997 and March 31, 1998. . . . . . . . . . . 4

          Condensed Consolidated Statement of Operations
          for the Three Months Ended March 31,
          1997 and 1998.. . . . . . . . . . . . . . . . . . . . . . . . . 6

          Condensed Consolidated Statement of Cash Flows
          for the Three Months Ended March 31,
          1997 and 1998.. . . . . . . . . . . . . . . . . . . . . . . . . 7

          Condensed Consolidated Statement of Stockholders'
          Equity for the Three Months Ended March 31,
          1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

          Notes to Condensed Consolidated Financial
          Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .10



Item 2    Management's Discussion and Analysis
          of Results of Operations and Financial
          Condition . . . . . . . . . . . . . . . . . . . . . . . . . . .14




PART II   OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K

     Signatures

<PAGE 4>
                 TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS





ASSETS                         December 31, 1997  March 31, 1998
______________                 _________________  _________________
CURRENT ASSETS:                                    (Unaudited)
Cash and cash equivalents      $41,480,737         $28,349,032
Accounts receivable, less
allowances of $612,639 and
$535,331                         4,018,874           4,783,912
Inventories (note 3)             5,441,695           8,900,863
Prepaid expenses and other       5,519,652           5,768,896
Short-term portion of
 restricted investments          5,920,833           2,450,000
                              ____________        ____________
   Total current assets         62,381,791          50,252,703
                              ____________        ____________


RESTRICTED CASH (note 4)         1,750,000              --
RESTRICTED INVESTMENTS,
HELD TO MATURITY                34,942,381          31,832,231
PROPERTY AND EQUIPMENT,
 net of accumulated
 depreciation of $3,616,207
 and $4,587,617 (note 5)        26,963,180          29,152,314
LICENSES AND OTHER,
 net of accumulated
 amortization of $322,635
 and $499,311                    6,324,380           6,254,707

                              ____________        ____________

   Total assets               $132,361,732        $117,491,955
                              ============        ============

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
PREFERRED STOCK, undesignated,
 190,477  shares authorized,
 none issued or outstanding

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, Class A,
 $.01 par value, 1,000,000
 shares authorized and 249,000
 issued and outstanding               2,490              2,490
Common stock, Class B, $.01 par
 value, 70,000 shares authorized
 and none issued or outstanding
Warrants, 105,000 units to
 purchase 57,071 shares of
 Class A common stock             7,039,954          7,039,954
Paid-in-capital                  22,022,656         22,022,656
Accumulated deficit             (49,621,060)       (59,816,060)
                                ___________       ____________
Total stockholders' deficit     (20,555,960)       (30,750,960)
                                ___________       ____________

Total liabilities and
 stockholders' deficit         $132,361,732       $117,491,955
                               ============       ============


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

<PAGE 6>
                 TELETRAC HOLDINGS, INC.  AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (unaudited)


                                     For the Three Months
                                         Ended March 31,
                                          1997          1998
                                   _____________    __________

OPERATING REVENUES                  $4,694,879      $6,678,052

OPERATING EXPENSES:
   Cost of revenues                  1,957,276       3,004,721
   Selling, general and advertising  6,368,007       6,470,961
   Engineering                       1,618,809       2,068,671
   Research & development costs        826,348         393,026
   Depreciation and amortization       446,263       1,149,010
                                    ___________     ___________

   LOSS FROM OPERATIONS             (4,903,015)     (6,521,824)
                                    ___________     ___________

OTHER EXPENSE (INCOME):
   Interest expense                     34,827       3,493,549
   Interest and other income          (293,427)       (944,385)
                                    ___________     ___________
      LOSS BEFORE INCOME TAXES      (6,263,224)     (8,957,500)

PROVISION FOR INCOME TAXES               --             --
                                    ___________     ___________
NET LOSS                           ($6,263,224)    ($8,957,500)
                                    ===========     ===========



The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

<PAGE 7>
                 TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (unaudited)



                                         Three Months Ended March 31,
                                           1997             1998
                                           ____             ____

OPERATING ACTIVITIES:
  Net Loss                              $(6,263,224)        $(8,957,500)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities ---
  Depreciation and amortization             446,263           1,149,010
  Accretion of discount on senior notes       --                (76,363)
  (Gain)/Loss on assets disposed/sold         1,242              47,744
  Changes in working capital and other
    assets and liabilities                2,057,741)         (5,682,171)
  Restricted cash (note 4)                    --              1,750,000
  Refrequency liability                    (565,566)         (1,651,690)
  Accrued interest                            --             (3,470,833)
                                        ____________         ___________

     Total adjustments                   (2,175,802)         (7,934,303)
                                        ____________        ____________

     Cash used in operating activities   (8,439,026)        (16,891,803)
                                        ____________        ____________

INVESTING ACTIVITIES:
  Proceeds from sale of assets                 --                 3,117
  Acquisition of property and
   equipment                             (3,280,373)         (2,558,064)
  Acquisition of other intangible
   assets                                      --              (102,383)
  Acquisition of Airtouch Teletrac       (1,000,000)               --
                                        ____________        ____________

     Cash used in investing activities   (4,280,373)         (2,657,330)
                                        ____________        ____________

<PAGE 8>

FINANCING ACTIVITIES:
  Cost of credit facility                   (32,233)             (4,619)
  Restricted investments                   (499,977)          6,580,983
  Payments on capital leases                (69,757)           (158,936)
                                        ____________        ____________

     Cash provided by financing
     activities                            (601,967)          6,417,428
                                        ____________        ____________

NET DECREASE IN CASH AND
CASH EQUIVALENT                         (13,321,366)        (13,131,705)

CASH AND CASH EQUIVALENTS,
  beginning of period                    27,639,168          41,480,737
                                        ____________        ____________


CASH AND CASH EQUIVALENTS,
 end of period                          $14,317,802         $28,349,032
                                        ============        ============

SUPPLEMENTAL DISCLOSURE ---
  Interest (net of amounts
    capitalized)                        $    34,827         $    70,717

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

<PAGE 9>

                 TELETRAC HOLDINGS, INC.  AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE THREE MONTHS ENDED MARCH 31,1998
                                (unaudited)


                         Common Stock             Paid-in    Accumulated
                       Class A Class B  Warrants   Capital     Deficit
                       _______ ______ __________  _______    _____________
BALANCE,
 December 31, 1997     $ 2,490 $  -   $7,039,954 $22,022,656  $(49,621,060)

Net loss                    -     -       -          -          (8,957,500)
Preferred stock dividends   -     -       -          -          (1,237,500)
                       _______ ______ __________ ___________  ____________

BALANCE,
March 31, 1998         $ 2,490 $  -   $7,039,954 $22,022,656  $(59,816,060)
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

The Company offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation of a Vehicle Location Unit "VLU" in each vehicle. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director(Registered), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer, which is connected to the Company's networks. Fleet Director(Registered) can be complemented with the Company's messaging units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director(Registered) screen. In the first quarter of 1998, the Company introduced Winfleet(Trademark), a Microsoft Windows(Registered)-based application based on Fleet Director(Registered) that will not require a dedicated computer.

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
NOTE 3 --- INVENTORIES

Inventories consisted of the following at December 31, 1997 and March 31, 1998 (unaudited):
                              December 31, 1997      March 31, 1998

Vehicle Location Units ("VLU")     $3,497,538          $6,286,033
Messaging Units                       920,270           1,318,760
Computers & Software                  313,141             340,415
Other Inventory                       710,746             955,655
                                   __________          __________
Total Inventory                    $5,441,695          $8,900,863
                                   __________          __________

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

NOTE 5 --- PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consisted of the following at December 31, 1997 and March 31, 1998 (unaudited):

                              December 31, 1997  March 31, 1998

System Equipment                    12,692,730     15,855,182
     Automobiles                       502,370        502,415
     Furniture & Fixtures            1,711,089      1,948,797
     Computer Equipment              3,836,349      4,111,184
     Leasehold Improvements            383,911        449,163
     Construction in Progress       11,452,937         10,873
                                   ___________    ___________
   Total Property & Equipment      $30,579,386    $33,739,931
                                   ___________    ___________
Accumulated Depreciation           ($3,616,206)   ($4,587,617)
                                   ___________    ___________
Net Property & Equipment           $26,963,180    $29,152,314

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

     RESEARCH AND DEVELOPMENT, ENGINEERING, SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES. Research and development, engineering, selling, general and administrative expenses increased by $0.1 million, to $8.9 million for the three months ended March 31, 1998 from $8.8 million for the
 <PAGE 15>
three months ended March 31, 1997. The Company expensed $0.4 million in the three months ended March 31, 1998 relating to research and development for its new Integrated Base Station Unit (IBSU).

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

<PAGE 16>


     At March 31, 1998, the Company was in violation of covenants under its revolving credit facilities (the "Revolvers") with Banque Paribas and Fleet National Bank. The covenants were established based on projections that included consumer unit sales that did not materialize. The covenants were waived at March 31, 1998 and the Company had made no draws against the revolvers through that date. The Company and the banks are redefining the covenants for the facilities.

INFLATION

     The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future effect the cost of VLU and messaging units sold by the Company, the Company expects that technology and engineering improvements are likely to offset any foreseeable cost increases.


PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K


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

                                        TELETRAC HOLDINGS, INC.

                                        By:  /s/ Alan B. Howe

                                        _____________________
                                        Alan B. Howe
                                        Vice President of Finance
                                         and Corporate Development
                                          (Principal Financial Officer)
                                           and on behalf of the registrant

Date: May 13, 1998

                                        TELETRAC, INC.

                                        By: /s/ Alan B. Howe

                                        ____________________
                                        Alan B. Howe
                                        Vice President of Finance
                                         and Corporate Development
                                          (Principal Financial Officer)
                                           and on behalf of the registrant


Date: May 13, 1998