Form 10-K
period 1998-12-31
TELETRAC HOLDINGS INC
filed 1999-04-15
CIK 1045420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                    FORM 10-K


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For transition period from          to


                                    333-35017
                             Commission file number

                             TELETRAC HOLDINGS, INC.
            (Exact Name of Registrants as Specified in Their Charter)


           Delaware                                      43-1789886
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

   2131 Faraday Ave.
     Carlsbad, CA                                         92008
 (Address of Principal                                 (Zip Code)
   Executive Offices)

Registrant's telephone number, including area code: 760-931-2644

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
         Title of Each Class                           On Which Registered
         -------------------                           ---------------------

               None                                            None


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

          The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates: the Registrant has no publicly traded equity securities. As of December 31, 1998, Teletrac Holdings, Inc. had outstanding 249,000 shares of Class A Common Stock, 190,476.19 shares of Series A Redeemable Convertible Participating Preferred Stock and 132,506.76 shares of Series B Convertible Participating Preferred Stock.

          Documents Incorporated By Reference: None

                                     PART I.


Item 1.  BUSINESS

General

          As used in this Report, unless the context otherwise requires, the term Company refers to Teletrac Holdings, Inc. ("Holdings") and its consolidated subsidiaries (including Teletrac, Inc. ("Teletrac")).

          The Company, a Delaware corporation, was formed by an investor group led by management in August 1995 to acquire the assets of AirTouch Teletrac (as defined below). AirTouch Teletrac was established to develop land-based 900 MHZ radio networks for wireless location monitoring and related two-way wireless messaging services. AirTouch Teletrac developed the technology and software for such networks and constructed operational systems in six metropolitan markets. The Company acquired the assets of AirTouch Teletrac in January 1996 (the "Acquisition"). In July 1997 Teletrac, Holdings and the Holdings stockholders entered into an Exchange Agreement establishing the holding company structure, as described in Item 13 of this Report. To date, the Company has placed approximately $68 million in private equity capital. Investors in such private equity include BancBoston Ventures, Inc.; Burr, Egan, Deleage Funds; Eos Partners; GCC Investments, Inc.; Kingdon Capital; Toronto Dominion Capital (U.S.A.), Inc.; and TruePosition, Inc. (formerly Associated RT, Inc.).

          The Company is highly leveraged and has incurred losses in each year of operations. The Company expects to continue to incur significant net losses and incur capital expenditures as it pursues plans to expand its operating networks, product offerings and customer base. There can be no assurance that the Company will be profitable in the future or obtain the additional financing resources that may be necessary to support its current operations, new market expansion, and product development activities.

          The Company's existing cash resources at December 31, 1998 and expected cash flow from operations will be insufficient to fund its current operation and the implementation of the Company's business plan in the short and long term. The Company must raise significant additional capital, a portion of which must be raised beginning in the second quarter fiscal 1999, to fund current operating losses, working capital, debt service and capital expenditures.

          The Company does not intend to construct additional property until such time as it obtains sufficient additional financing to do so. In addition to cash receipts from anticipated customer growth in the current year, the Company is seeking to obtain additional financing from one or more sources including, but not limited to, private equity or debt offerings, restructuring of its equity and debt with its bondholders, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, or a combination thereof. Any or all of these additional sources of financing may require the Company to significantly reorganize. These reorganizations may include head count reductions, migration of customers to non-proprietary networks and/or sale or closure of certain existing networks. In addition, certain of the above financing and reorganization scenarios will require the Company to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company expects to complete its financing plans early in the second fiscal quarter of 1999. The Company's intent in any scenario is to avoid any disruption to customers in existing markets and has accordingly implemented stringent cost control and expenditure reductions. Additionally the Company is evaluating the sale of certain networks and migrating certain markets to non-proprietary networks. There can be no assurance that the Company will be able to obtain the types of financing discussed above on acceptable terms or at all, or that it will achieve the desired results of any Reorganization Plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements herein do not include any adjustments that might result from the outcome of this uncertainty.

          This Report contains certain forward-looking statements covering the Company's objectives, planned or expected activities and anticipated financial performance. These forward-looking statements may generally be identified by words such as "expects", "anticipates", "believes", "plans", "should", "will", "may", "projects" (or variants of these words or phrases), or similar language indicating the expression of an opinion or view concerning the future with respect to the Company's financial position, results of operations, prospects or business. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration Number 333-35017), as declared effective by the Securities and Exchange Commission on November 5, 1997 (the "Form S-1").

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

          As of December 31, 1998, the Company operated in 12 metropolitan markets: Los Angeles, Miami, Chicago, Detroit, Dallas, Houston, Orlando, San Francisco, San Diego, Washington, D.C., New York and Sacramento. As of December 31, 1998, the Company served over 3200 commercial fleet accounts, more than any other provider of fleet vehicle location services, and had approximately 88,652 units in service with commercial customers. In its Miami and Los Angeles markets, the Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers. As of December 31, 1998, the Company had approximately 8,163 consumer units in service.

          The Company believes that there is substantial demand for cost-effective communications services that offer both reliable location tracking and two-way wireless messaging in metropolitan areas. The Company's products can be used either alone or in conjunction with other communications technologies. The Company believes that the majority of its target customers' vehicles are currently equipped with wireless communications devices that do not provide automatic location features, such as two-way radio, specialized mobile radio ("SMR"), pagers and cellular devices. The Company's products and services allow commercial fleet operators to (i) increase driver productivity and fleet efficiency, (ii) improve customer service, (iii) limit unauthorized vehicle use, and (iv) reduce driver overtime. The Company's customers include metropolitan commercial fleets (such as trade service providers, delivery services, bus and taxi fleets, ambulance companies, telecommunications companies, utility companies, municipal government vehicles and law enforcement agencies) and long-haul trucking fleets when operating within metropolitan markets.

          The Company offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation of a vehicle location unit ("VLU") in each vehicle. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director(R), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer, which is connected to the Company's networks. Fleet Director(R) can be complemented with the Company's messaging units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director(R) screen.

          In its Miami and Los Angeles markets, the Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers. The Company's service locates and tracks stolen vehicles in real time and its equipment can be integrated with a vehicle's alarm system and/or ignition so that it is automatically activated if the vehicle is stolen. The Company's service also allows a subscriber to initiate vehicle location in other emergency or roadside assistance situations. The Company has continued providing consumer service as a legacy of the business acquired from AirTouch Teletrac but has not launched any new marketing efforts.

Commercial Fleet Management

          Target Markets

          The Company believes that there is substantial demand in metropolitan markets for cost-effective communications services that offer both reliable location tracking and two-way wireless messaging for metropolitan fleets and for long-haul fleets when operating within metropolitan areas. Commercial fleet operators need a location and messaging solution that can accurately locate vehicles in urban settings in order to (i) increase driver productivity and fleet efficiency, (ii) improve customer service, (iii) limit unauthorized vehicle use, and (iv) reduce driver overtime. Commercial fleet operators also demand security systems for fleet drivers, vehicles and cargo.

          The Company's commercial fleet services provide reliable, low-cost location information, two-way messaging and fleet management services in real time. The Company markets its fleet management products both to metropolitan fleets and long-haul trucking fleets, which may desire to optimize driver efficiency in metropolitan areas because of the impact on customer service and overall fleet productivity. The Company believes that urban commercial fleets represent the largest market for its existing products.

          Many metropolitan commercial fleet operators have not employed location information or messaging services because of the lack of low-cost, reliable location and messaging alternatives. Two-way voice services (such as cellular, SMR and two-way radio) cost significantly more to provide a similar level of location services and rely on the driver to report vehicle location.

A significant number of metropolitan fleet vehicles utilize lower-cost one-way paging services, but such services lack both location tracking and two-way messaging capabilities. Management believes its commercial fleet service generates demonstrable cost benefits and efficiency gains for its metropolitan fleet customers.

          The Company believes that its cost-effective network allows it to provide more comprehensive fleet management services than are available at a competitive price using another technology. To provide effective fleet monitoring and management services in an urban or suburban environment, fleet operators need to frequently update the location of their vehicles. The Company's commercial fleet customers typically locate every vehicle simultaneously every 15 minutes throughout the day and send messages to the drivers as needed.

          Due to the diversity of metropolitan commercial fleets, the Company's customer base ranges from independent plumbers with one or two vehicles to large municipal bus and ambulance fleets and national delivery companies. The Company's range of products allows it to provide a fleet management solution to meet each segment of this market. However, the Company has recently determined to target marketing and sales efforts primarily at fleets of at least ten vehicles, which it believes it can service more cost-effectively than smaller fleets. The Company believes that the expansion of its networks to its new metropolitan markets will allow it to attract nationwide customers with fleet operations in a number of metropolitan markets. Among the Company's current customers are Emery Air Freight, Inc., Brinks Incorporated (security transportation), Roto Rooter Corp., Tele-Communications, Inc., and department stores such as Target.

          Products and Services

          The Company offers its customers a range of fleet management, communications and security products. All of the Company's products rely on its networks of radio transmitters and receivers. Each customer must equip its vehicles with a VLU in order to use the location and communication features of the Company's products.

          Fleet Management. The Company's fleet management software products and services are designed to address the needs of a wide range of customers. The Company believes that software solutions that must be customized to the needs of individual fleet customers are too expensive and time-consuming to be sold effectively to any but the largest fleets. By emphasizing its off-the-shelf, user-friendly software, the Company believes it can attract a wide range of customers, many of whom would otherwise use less sophisticated communication and management systems, if any.

          Fleet Director(R) is a proprietary software application that provides fleet customers accurate fleet vehicle location through the customer's detailed digitized map of a metropolitan area displayed on the customer's dedicated personal computer, which is connected to the Company's networks. Fleet Director(R) displays the position of all VLU-equipped vehicles at periodic intervals determined by the customer (typically every 15 minutes), at the time of each communication with a vehicle and otherwise as specified by the customer. Customers can adjust the level of map detail through a zoom in/zoom out feature, allowing a customer to simultaneously view the location of all fleet vehicles or to focus in on a single vehicle. Fleet operators can establish "zones of compliance" around their customers' locations, their drivers' homes, or other locations to detect whether vehicles enter or leave specific areas. Fleet Director(R) also produces reports that detail a driver's route and the time of each stop and provides documentation for customers who require verification of deliveries. Such reports are produced on screen in real-time and can be faxed or electronically transmitted daily to the customer by the Company. Real-time location reports can also be saved on the customer's computer to be retrieved and reviewed on-screen or printed at a later time.

          Fleet Director(R) can also act as a platform from which the customer can use the Company's two-way communications products (discussed below) to send and receive messages to and from drivers. Customers can type messages directly to drivers from the computer on which Fleet Director(R) operates and send the messages to a single vehicle, several vehicles or the entire fleet.

          Communications. The Company offers two communication systems to its Fleet Director(R) customers. The Mobile Data Terminal ("MDT") is the Company's more advanced two-way messaging system. It allows for alphanumeric communications from the fleet operator to its drivers and up to thirty-five pre-programmed messages from the drivers to the fleet operator. The Status Messaging Terminal ("SMT") is a low-cost alternative to the MDT. The SMT allows for four pre-programmed messages which may be sent from the customer to the drivers and eight pre-programmed messages which may be sent from the drivers to the customer. The MDT and the SMT are both small terminals typically mounted on the fleet vehicle's dashboard and are connected to the VLU.

          Both the MDT and the SMT automatically provide customers with an electronic "receipt" when the message is received and therefore do not rely on drivers for vehicle locations or message delivery. As a result, the Company's system provides more reliable location information and messages than many competing technologies. The Company's communication applications generally have lower service costs than conventional real-time, two-way communication services, such as cellular, SMR and ESMR services. In 1998, the Company sold approximately 16,400 MDTs and SMTs, and approximately 70% of all new units sold to commercial customers in the period were SMTs or MDTs. In 1997, the Company sold approximately 10,500 MDTs and SMTs, and approximately 50% of all new units sold to commercial customers in 1997 were SMTs or MDTs.

          The Company has done beta testing on the CDPD networks using deferential GPS for the location, coupled with an MDT or SMT for messaging. The CDPD network passes both location and data messaging information to the Teletrac control center and the customer accesses the information there. The beta tests have been positive and the Company will offer the service in the near future at a slightly higher charge.

          Security Services. The Company offers its commercial fleet customers several vehicle security and driver safety options that operate through the Company's location networks. A VLU can be connected directly to a vehicle's alarm system, triggering the Company's security system when the alarm is set off, or connected to an alarm button either located in the vehicle or carried remotely by the driver. Customers with Fleet Director(R) may also establish a "zone of compliance" that activates the Company's security system when vehicles leave the zone. When the security system is activated, a signal is sent by the

VLU to the Company's local network system which automatically alerts the customer through Fleet Director(R). If the customer does not respond, the Company will telephone the customer directly. If the customer believes that the vehicle has been stolen or a driver is in danger, the Company will work directly with the local law enforcement authorities to track the location of the vehicle in real-time. Many customers also attach VLUs directly to valuable cargo or to expensive equipment such as construction equipment. The Company believes it has developed excellent relations with local law enforcement officials due to the past performance of the Company's location system, and that such relations contribute to its ability to quickly recover stolen vehicles and equipment.

          Sales and Marketing; Customer Service

          The Company uses a direct sales force to sell its commercial vehicle location and fleet management services, and has a sales force located in each market where it operates. The Company's sales efforts rely on sales managers who supervise the sales activities of sales representatives, contact and negotiate with larger potential customers, and have authority to negotiate prices within defined parameters. Sales commissions generally are directly linked to the number of units a sales person sells. As of December 31, 1998, the Company's direct sales force consisted of approximately 76 employees.

          The Company's advertising and marketing efforts are generally directed to local and regional markets and its strategy has focused on print advertising in industry journals, direct mail, videos, telemarketing, industry trade shows and on-site marketing promotions and demonstrations.

Consumer Vehicle Services

          The Company is currently focusing on its core business of commercial fleet management. As a legacy of the business acquired from AirTouch Teletrac, the Company has continued providing consumer service (now sold under the name Teletracer(TM)) and has allowed dealer arrangements in place at the time of the Acquisition to continue, but has not launched any new marketing efforts.

          Target Market

          The demand for vehicle security products and services has grown as consumers have become increasingly concerned with vehicle theft. The consumer vehicle security industry encompasses a number of security products and services, including mechanical theft-prevention devices such as The Club(R), installed automated vehicle alarms and vehicle recovery services such as LoJack(R).

          The vehicle security industry has developed rapidly since the late 1970s, as motor vehicle theft increased dramatically. According to industry sources, an estimated 22% of all new automobiles (or approximately 2.26 million new automobiles in 1994) and 62% of luxury vehicles purchased in the United States are equipped with an electronic car alarm. Vehicle theft and the demand for vehicle security are particularly high in the metropolitan centers and surrounding suburbs serviced by the Company.

          Products and Services

          The Company's proprietary location technology and VLU equipment can be used for consumer applications without modification. A VLU is installed in a consumer's vehicle and is generally connected to a security alarm and/or integrated with the vehicle's internal ignition system. By connecting the unit to a vehicle security alarm, vehicle recovery service can be initiated automatically. If the vehicle alarm is triggered, the unit emits an emergency locate signal, notifying the Company's regional control center of a potential vehicle theft. Each regional control center is staffed twenty-four hours a day, seven days a week with Company employees who contact local law enforcement authorities and direct them to the location of the stolen vehicle. The Company currently distributes its consumer product and services through auto dealers, electronic retailers and other distributors.

          The Company's ability to offer automated, reliable and real-time service differentiates its stolen vehicle recovery service from other available services. The VLU provides automatic vehicle tracking at the time of theft. This is in contrast to other vehicle recovery services, such as LoJack(R), that require a subscriber to report a vehicle stolen in order to begin the tracking process.

          The Company also offers a proprietary telephone-operated mobile information service called OZZ(R). This service allows its subscribers telephone access to a computer that will locate a subscriber's vehicle in real-time and report its location for compliance, security and convenience purposes. The subscriber calls the Teletrac OZZ(R) telephone number, enters a personal identification number for the vehicle to be located and within seconds receives an automated voice response indicating the location of the vehicle at that time. In addition to providing the customer with the location of the vehicle, OZZ(R) is a "mobile yellow pages" that provides the customer the location of nearby prominent businesses or landmarks from a menu of choices. The customer can call OZZ(R) and obtain information such as the location of the nearest fast food restaurant, automatic teller machine, gas station, hospital, police station, or interstate on-ramp. Teletrac offers OZZ(R)to both consumer and commercial customers. The OZZ(R) service can also be used to remotely instruct the VLU to lock/unlock the doors of the vehicle. The firm that has contracted to provide roadside assistance service for the Company estimates that 25% of roadside assistance calls are for keys locked in the vehicle.

          All of the Company's consumer customers can also telephone the Company's call-in Roadside Assistance Program, through which the Company will have a tow truck sent to the caller's location. Under its Automated Roadside Assistance Program, offered to its customers at a higher monthly fee, the Company can direct a tow truck directly to a subscribing customer's location when the customer presses a roadside assistance button installed in his or her vehicle.

Technology

          The Company has developed a proprietary, accurate and reliable spread spectrum-based wireless network architecture that provides for both location determination and two-way messaging. The Company's low-cost wireless network architecture permits cost-effective and accurate location and messaging services in metropolitan areas. The Company's networks use multilateration-based techniques and land-based receivers for position determination, avoiding the "line-of-sight" problems that may arise for satellite-based systems in urban areas where tall buildings can block a satellite's view of a vehicle. The Company believes that its land-based multilateration techniques are uniquely appropriate for precise location determination in urban settings and that it can accurately locate a vehicle equipped with its equipment in real-time within a range of less than one-half of an average city block (approximately 150 feet).

          In order to locate a subscriber vehicle, the Company's local network broadcasts a "paging" transmission (the "Forward Link") simultaneously from each transmitter on the network. The Forward Link is used to transmit both location commands and alphanumeric messages to the VLU. Each subscriber's vehicle is equipped with a VLU, a videocassette-sized "transceiver" unit which responds to the location command of the Forward Link by emitting a response signal (the "Reverse Link"). The Reverse Link is received by at least four nearby base station units ("BSUs") which calculate both the time of transmission of the Forward Link and the time of arrival of the Reverse Link and relay this data, via wireline telephone networks, to the Network Control Center ("NCC"), the local network's data processing center. The NCC uses the Company's proprietary network software to calculate the location of the VLU from the information received by the BSUs. The NCC consists of the Company's radio-frequency control equipment, telecommunication access connection computers, proprietary software and the Company's customer database. The NCC instantaneously relays the location information to a subscriber's Fleet Director(R) software application or OZZ(R) call-in request (via automated response).

          The Company's customers can also use the Forward Link to transmit alphanumeric messages from their centralized dispatch office to their fleet vehicles and the Reverse Link to transmit more limited messages from vehicles to the centralized dispatch office. The network system can transmit alphanumeric messages at a transmission speed of 2,400 bits per second. While the Company's current networks' capacity is more than sufficient to support its existing services, the Company's networks may be reconfigured in the future to permit increased transmission speed and messaging and location capacity. For example, the messaging capability of the Reverse Link is currently limited by the BSU, which does not permit alphanumeric messaging. Tadiran has developed an advanced version of the BSU, the IBSU, which permits alphanumeric messaging through the Reverse Link.

Network and Subscriber Equipment

          The Company terminated its agreements with Tadiran, its former supplier of VLUs and IBSUs, in December 1998. The Company does not expect to purchase additional VLUs because inventory is expected to be sufficient to cover projected sales. See "Management's Discussion and Analysis of Results of Operations and Financial Condition." The Company is working with two manufacturers on the development of alternative location and messaging devices that would support location either through the Company's proprietary technology or GPS-based technology and that would support messaging through a variety of wireless technologies (including CDPD and CDMA).

          The Company's network also includes a number of components that are used in the wireless messaging industry. The Company purchases standard transmitters from Glenayre Technologies, Inc. and Motorola, Inc. The transmitters, which are similar to transmitters used in one-way paging networks transmit the Forward Link in a manner similar to a paging network. Much of the Company's communications equipment, its antennas and many other components of its networks are also available through a number of existing suppliers of wireless messaging equipment.

Competition

          The Company currently faces competition for each type of service it offers. The Company expects that in the future it will face competition from new technologies as well as from existing products. Certain of the Company's competitors are larger and have substantially greater financial and research and development resources and more extensive marketing and selling organizations than the Company. There can be no assurance that additional competitors will not enter markets that the Company already serves or plans to serve or that the Company will be able to withstand such competition. Moreover, changes in technology could lower the cost of competitive services to a level where the Company's services would become less competitive or where the Company would need to reduce its service prices in order to remain competitive, which could have a material adverse effect on the Company's business.

          Commercial Vehicle Market

          The Company knows of three basic classes of products that offer commercial location and messaging capabilities competitive with the Company's products: (i) GPS, private satellite and Loran-C systems, (ii) LMS systems and
(iii) traditional wireless communication.

          GPS, Private Satellite and Loran-C Systems. GPS, certain private satellite networks and Loran-C can provide location information, and when paired with a communications system, may provide a system competitive with the Company's products. GPS systems receive signals from NAVSTAR satellites, U.S. government-funded satellites used for position location. GPS systems and certain private satellite systems use satellite ranging techniques to measure a GPS device's distance relative to a group of satellites in space. Typically, a GPS device must be in "sight" of several satellites to receive adequate transmission data for the determination of relative location on earth. The Loran-C system uses land-based transmitting stations to send a low-frequency radio signal which is used by a vehicle to calculate its position relative to the location of other Loran-C transmitters. Satellite and Loran-C systems are generally not as effective as LMS networks such as the Company's in metropolitan areas. Because GPS and other satellite services require "line of sight" to the orbiting satellite, dense metropolitan areas, parking garages, tunnels or other covered areas can impact the system's effectiveness and reliability. Loran-C systems also frequently have difficulty penetrating "metropolitan canyons" and therefore may provide inaccurate position readings in urban areas.

          In most GPS, private satellite and Loran-C vehicle location systems, vehicle-mounted equipment gathers location data and transmits it by a wireless communication system to a dispatch center. There are a number of wireless systems that can be linked to a satellite system or a Loran-C system to transmit location information to a dispatch center:

     o Cellular and PCS Communication Systems- Cellular and PCS systems can provide local or nationwide networks to transmit location information to a dispatcher. However, cellular and PCS operators generally price their airtime at price levels that do not allow for frequent location information transmittals by vehicles equipped with GPS, private satellite or Loran-C systems to dispatchers on a cost-basis competitive with the Company. Most vehicle location systems that link a satellite or Loran-C location system with a cellular or PCS communication system, such as HighwayMaster, are best-suited for long-haul trucking fleets. In addition, in certain U.S. markets, some cellular operators have added a data service over their existing cellular infrastructure that can improve the cost and delivery of location information over existing cellular networks. The data service, called CDPD, is an overlay of a packet switched data service on a traditional cellular system. CDPD is available in approximately 80 metropolitan markets throughout the U.S., including all the markets, other than Los Angeles, in which the Company is currently operating or plans to operate.

     o SMR/ESMR- SMR has traditionally been used to serve the needs of local dispatch services, such as taxis and couriers, which typically broadcast short messages to a large number of units. Several SMR operators are constructing Enhanced Specialized Mobile Radio ("ESMR") digital systems that offer mobile telephone services. Some SMR and ESMR providers are beginning to integrate GPS with their systems to determine location and transmit the location information back to the subscriber via the SMR or ESMR communications network. An ESMR system with GPS location features has been developed by Geotek Communications, Inc. Geotek is offering an automatic vehicle location service using its own dedicated ESMR network to transmit location information.

     o Satellite-based Communications- Satellite-based communication is accomplished through transmission of a signal from a vehicle-based transmitter to a satellite, which automatically retransmits the signal to a dispatcher. Such systems provide seamless nationwide service for transmitting location information, but do not currently transmit location data at a cost competitive with the Company's system. Vehicle location products with satellite-based communications are currently offered by Orbcomm Global, L.P. and Qualcomm, Inc.

     o Dedicated Wireless Networks- ARDIS and RAM are dedicated wireless two-way data networks that also can be used to transmit location information through integration with GPS. ARDIS is owned by Motorola and RAM is owned by a joint venture between RAM Broadcasting Corp. and BellSouth. Both wireless providers cover primarily metropolitan markets. ARDIS covers approximately the top 400 markets in the United States, and RAM reports coverage in approximately the top 100 markets (in both cases, including all the markets in which the Company currently operates or plans to operate).

          LMS Systems. The Company knows of other companies that are developing competitive LMS location and messaging systems. Pinpoint Communications Inc., METS Inc./MobileVision, L.P. and Comtrak Inc. each have developed technologies that use LMS spectrum to provide both location information and messaging. Such alternative LMS systems are also land-based wireless systems suited for providing accurate and cost-effective service in metropolitan areas. Current LMS operators and prospective LMS operators may also benefit from an FCC auction of three frequency bands, including the band on which the Company's system operates, for LMS purposes. The Company believes that to date it is the only company that has established a commercially operational LMS network in the U.S.

          Traditional Wireless Communication. Many fleet managers use existing SMR, ESMR, two-way radio, cellular or paging systems to communicate with vehicles and obtain their location. Such systems are less reliable than the Company's products, however, because they rely exclusively on drivers to accurately identify their location.

          Consumer Vehicle Market

          LoJack(R). The Company's principal competitor to date in the consumer vehicle market has been LoJack(R). The LoJack(R) system is based on a VHF transponder (essentially a homing device) with a range of approximately two miles. The LoJack(R) vehicle recovery system requires a customer to report a stolen vehicle to LoJack(R) in order to initiate the location process. Once a stolen vehicle report is received, LoJack(R) personnel activate the transponder unit located in the stolen vehicle by transmitting a signal across the area in which the vehicle was stolen. Police equipped with LoJack(R) equipment track the signal from the stolen vehicle by the strength of the signal. The LoJack(R) system is not an automatic, real-time, screen-based tracking system, and it does not provide the service features of the Company's OZZ(R) and roadside assistance products.

          GPS/Cellular Systems. Several companies have begun to link GPS location technology with cellular communications to create emergency location systems for consumer vehicles. Carcop(R), Onstar(TM) and Lincoln Rescu(TM) all rely on this technology to provide emergency roadside assistance and/or stolen car recovery. Such systems, because they are based on GPS locating technology, can be less effective in metropolitan areas where most auto thefts occur.

          Theft Deterrents. A number of products are currently sold for vehicle theft deterrence. Consumer products range from The Club(R) to automatic alarm systems. While such systems do not provide the location information or range of services of the Company's consumer products, they are often available at a significantly lower cost.

Product Protection

          The Company currently has no material patents and generally seeks to protect its proprietary network software, software products and trade secrets by requiring that its consultants, employees and others with access to such software and trade secrets sign nondisclosure and confidentiality agreements. Management believes that these actions provide appropriate legal protection for the Company's intellectual property rights in its software and products. Furthermore, management believes that the competitive position of the Company depends primarily on the technical competence and creative ability of its personnel and that its business is not materially dependent on patents, copyright protection or trademarks.

Regulation

          The construction, operation and acquisition of radio-based systems in the LMS industry in the U.S. are subject to regulation by the FCC under the Communications Act. Multilateration LMS is a service operating under new FCC rules. As such, the LMS rules have not been subject to any significant interpretation by the FCC in written decisions.

          As a pioneer in this new service, the Company may operate under rules with significant ambiguities. The application of largely uninterpreted rules in situations that the Company may encounter will present matters of first impression to the FCC's staff. The Company cannot predict how changes to or interpretations of these rules may affect its operations or its business plans.

          Construction and Operation of Grandfathered Systems

          The FCC adopted its initial rules for the LMS service in 1995. The FCC's LMS rules provide for the "grandfathering" of LMS systems, such as those of the Company, that were in operation or authorized as of February 3, 1995. LMS licenses granted prior to the 1995 rules, including those under which the Company operates its system, were granted for individual transmitter sites. The FCC's rules provide that future LMS licenses will be granted on a geographic basis and awarded through auctions. The FCC stopped accepting applications for new LMS facilities in 1995, pending its development of rules and procedures for auctioning the LMS spectrum, but no auction for LMS spectrum has yet been held.


          To maintain grandfathered status for its existing licenses, the Company was required, among other things, to complete its construction of licensed transmitter sites by January 1, 1997, to a level where each system would be capable of locating a vehicle. By December 31, 1996, the Company had constructed LMS systems capable of locating a vehicle in 26 markets, including the six markets in which the Company had systems that were in operation prior to 1995. The grandfathered authorizations issued to the Company allow the operation of multilateration LMS base stations at particular sites specified in the authorization, subject to a requirement that base stations may not be relocated to a site more than two kilometers from an initially authorized site. In a few instances, the Company has obtained waivers from the FCC to permit location of a transmitter site to a location more than two kilometers from the original site. In December 1998, the Company requested that the FCC cancel licenses in three markets.

          Current FCC rules do not provide for grandfathered LMS licensees like the Company to construct "fill-in" transmitters to service gaps in the service coverage area due to terrain obstructions. On December 18, 1997, however, the FCC granted the Company, at the Company's request, a waiver that permits the Company to obtain authorizations for new "fill-in" transmitters within the coverage area of its facilities, subject to the conditions in the waiver order. The Commission has granted some of the Company's applications for "fill-in" transmitters in several markets and other applications remain pending before the FCC.


          Frequency Conversion

          The FCC's rules require the Company to change the frequency on which the Forward Link operates and to modify system equipment for the new frequency by April 1, 1998. The Company constructed transmission equipment in 1996 that modified the frequency on which the Forward Link operates in all of its existing markets. The Company completed the frequency conversion pursuant to the FCC's grant of waivers extending the April 1998 conversion deadline. All equipment of both the Company and its customers now has been converted to the new band plan.

          The FCC intends to award the remaining spectrum for multilateration LMS through competitive bidding in an auction, with one license auctioned in each of three spectrum bands alloted for multilateration LMS on an "EconomicAreas" (EAs) basis. There are 172 EAs covering the continental United States. The FCC began the auctions in February 1999. The Company did not bid for spectrum in the LMS auction. The Company understands that the FCC will expect cooperative arrangements for sharing between grandfathered licensees and the eventual EA licensees resulting from the auction. The Company would be permitted to continue operating its grandfathered facilities in that EA, but it would be precluded from expanding its coverage area within such EA.

          Permissible Use Restrictions and Interconnection

          The FCCs rules do not contemplate that LMS be used for "general messaging purposes," but LMS systems may transmit status and instructional messages, either voice or non-voice, so long as they are related to the location or monitoring functions of the system. This restriction precludes an LMS licensee from offering messaging services other than as part of its location and monitoring services. Under the FCC's rules, LMS service may include location of non-vehicular traffic, so long as the primary operations involve location of vehicles.

          In addition, the FCC order requires that interconnection to the public switched telephone network be on a "store and forward" basis. This requirement limits the Company's ability to offer real-time voice communications services, except with respect to emergency communications. LMS customers may engage in delayed voice or data messaging over the telephone system. The FCC set a thirty-second delay as the "safe harbor" for store-and-forward interconnection but acknowledged that other approaches may also be acceptable depending upon the configuration of the system.

          In addition, the FCC order requires that interconnection to the public switched telephone network be on a "store and forward" basis. This requirement limits the Company's ability to offer real-time voice communications services, except with respect to emergency communications. LMS customers may engage in delayed voice or data messaging over the telephone system. The FCC set a thirty-second delay as the "safe harbor" for store-and-forward interconnection, but acknowledged that other approaches may also be acceptable depending upon the configuration of the system.

          Foreign Ownership

          The FCC has not declared whether multilateration LMS will be classified as a private mobile radio service (PMRS) or as a commercial mobile radio service (CMRS), but has proposed to classify LMS providers on a case-by-case basis.

          If the Company's services were reclassified as CMRS rather than as PMRS, the Company, which holds its FCC authorizations through a wholly-owned subsidiary, Teletrac License, Inc., would be subject to the foreign ownership restrictions under the Communications Act that apply to the parent corporations of CMRS licensees. Under this restriction, non-U.S. persons would not be permitted to hold, directly or indirectly, in the aggregate, more than 25% of the ownership or 25% of the voting rights in the Company, absent a waiver or determination by the FCC that a higher level of foreign ownership would be in the public interest.

          Although the Company is controlled by U.S. citizens, non-U.S. persons currently hold slightly more than 25% of the ownership of the Company. If the FCC were to reclassify its multilateration LMS as CMRS at a time when the Company's level of foreign ownership or foreign voting rights exceeded 25%, the Company would be required to obtain a public interest determination from the FCC approving its level of foreign ownership or to restructure its ownership to meet the 25% benchmark. World Trade Organization ("WTO") agreements and the FCC's implementing rules are intended to open additional opportunities for foreign investments by WTO member countries in U.S. entities that control CMRS licenses. The FCC's implementation of the WTO agreements would require the Company, if its services were classified as CMRS and its foreign ownership exceeded the benchmark to obtain a public interest determination from the FCC.


          Technical Requirements

          Multilateration LMS systems must use equipment that is "type-accepted" by the FCC. Under the type-acceptance procedure, the FCC confirms that the model of equipment proposed for use in a particular radio service conforms to the technical requirements for the service as specified in the FCC's rules. All equipment used by the Company that is required to be type-accepted has been type-accepted.

          Multilateration LMS systems operate on frequencies that have been allocated to LMS by the FCC on a secondary basis. This means that LMS operations cannot cause interference to, and may be required to accept interference from, users of those same or adjacent frequencies in the Industrial, Scientific, and

Medical radio service and in the Federal government's radio location service. In addition, under Part 15 of the FCC's rules, certain unlicensed radio devices (such as spread spectrum devices used for local area networks) operate on the same or adjacent frequencies as LMS systems. Although multilateration LMS systems generally have priority in the use of their frequencies over such Part 15 devices, the FCC's rules provide a "safe harbor" for the operation of Part 15 devices in LMS spectrum. If a Part 15 device is operated in a manner that satisfies those safe harbor requirements (which were designed to avoid or minimize the risk of interference to LMS services), an LMS system that nonetheless suffers interference from such a Part 15 device may have no recourse other than to negotiate with the Part 15 user on methods for eliminating or reducing the interference. In addition, as a condition of the LMS license, the FCC has stated that operators of new LMS systems must perform testing to demonstrate that the system does not cause unacceptable interference to Part 15 devices. To date, the FCC has specifically declined to specify the nature of such testing and how they might be used to determine whether the multilateration LMS system is causing unacceptable interference to Part 15 devices. The FCC has indicated that the purpose of the testing is to insure that multilateration LMS licensees take efforts to minimize interference to existing Part 15 devices when designing and constructing their systems; Part 15 devices remain secondary to multilateration LMS operations.

          Current FCC Applications and Proceedings

          Pending Applications. The Company has pending before the FCC application for fill-in transmitter sites within the present coverage area of its grandfathered facilities in several markets. In addition, the Company has pending before the FCC various site-specific applications (together with related waivers and request for special temporary authority) for minor corrections of operating parameters and for the relocation of sites within the two kilometer relocation restriction because of site unavailability and other causes. The Company may have other such applications from time to time in the ordinary course of business.

          Other Proceedings. Other proceedings pending from time to time at the FCC may affect the business and operations of the Company, including but not limited to, (i) changes in spectrum allotments and usage restrictions that may permit the operation of terrestrial location-related services in other bands;
(ii) changes in FCC rules and policies governing interconnection with the switched telephone network; (iii) rule making proceedings to develop the rules and policies that will govern the auction of the LMS spectrum; (iv) changes in the general licensing rules and policies of the FCC affecting LMS applications; and (v) changes in FCC regulatory policies generally governing the land mobile communication services.

          The Company cannot predict when the FCC will act on any of these matters or what effect such action may have on its business.


Employees

          At December 31, 1998, the Company had approximately 355 employees. Substantially all of the Company's employees are full-time. The Company's employees are not unionized and the Company believes that its relations with its employees are good.


Item 2. DESCRIPTION OF PROPERTIES

          As of December 31, 1998, the Company had approximately 531 site and tower leases for the operation of its transmitters and other equipment on commercial broadcast towers and at other fixed sites. The Company believes that in general the terms of its leases are competitive based on market conditions. The Company believes its facilities are suitable and adequate for its purposes. The Company relocates its transmission and receiver sites from time to time and does not anticipate any material problems in obtaining and retaining site and tower leases in the future.

Item 3.  LEGAL PROCEEDINGS

          Prior to the Acquisition, PacTel Teletrac (predecessor to AirTouch Teletrac) brought an action before the United States Patent and Trademark Trial and Appeal Board against T.A.B. Systems ("TAB") opposing TAB's registration of the mark "Teletrak." The Trademark Trial and Appeal Board granted PacTel Teletrac's motion for summary judgment, but summary judgment was reversed by the U.S. Court of Appeals for the Federal Circuit. On December 22, 1997, the U.S. District Court for the Central District of California granted summary judgment in favor of the Company. This decision has been appealed by TAB to the U.S. Court of Appeals. Under the terms of the Asset Purchase Agreement between AirTouch Teletrac and the Company, AirTouch Teletrac must pay the costs of any litigation relating to this matter and must indemnify the Company against any losses relating thereto. AirTouch Teletrac has notified the Company that it intends to continue to litigate this matter on its own behalf as well as on behalf of the Company, and that it will bear the cost of such litigation. There can be no assurance that AirTouch Teletrac will be successful in such litigation or that AirTouch Teletrac will honor its indemnification obligations (including any costs or losses relating to a change of name, if required as a result of the litigation).

          The Company is from time to time subject to claims and suits arising in the ordinary course of business. The Company is not currently a party to any proceeding which, in management's opinion, is likely to have a material adverse effect on the Company's business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                     PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY
         AND RELATED SECURITY HOLDER MATTERS

          There is no established trading market for the Company's Common Stock.

          The Company has not paid any cash dividends to the holders of its equity securities. The ability of the Company to pay dividends is restricted by the Indenture dated August 6, 1997 by and between the Company and Norwest Bank

Minnesota, National Association, as Trustee, which governs the 14% Series B Senior Notes due 2007 and the Company's Credit Agreement, dated as of August 6, 1997, by and among the Company, the Lenders named therein, Banque Paribas, as Administrative Agent for such Lenders, and Fleet National Bank, as Document Agent for such Lenders.

Item 6. SELECTED FINANCIAL DATA

          Set forth below are selected historical financial data of the Company and its predecessors. Certain of such historical financial and operating data have been derived from the audited consolidated financial statements of the Company and its predecessors as of and for the periods noted. The data contained in the following table should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's and its predecessors' audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report.



                                                Predecessors(1)                          The Company
                                  -----------------------------------------------------------------------
                                                           Year Ended December 31,
                                  -----------------------------------------------------------------------
                                    1992        1993        1994        1995         1996(2)      1997       1998
                                                                  (In thousands)
Statement of Operations Data:
Revenues: .....................   $  6,805    $ 11,550    $ 15,336    $ 13,244      $ 15,957    $ 24,821    $28,615
Operating Expenses
  Cost of revenues ............      7,212       5,748       6,357       4,323         7,031      11,660     13,469
  Selling, general and
  administrative ..............     44,336      40,272      28,234      23,674        20,186      35,373     40,842
  Refrequencing costs(3) ......         --          --          --       5,936         1,340       1,110        390
  Restructuring charge ........         --          --          --          --            --          --     19,668
  Depreciation and amortization      3,844       5,155       5,218       4,458         1,254       2,679      5,781
Asset impairment(4) .........           --          --          --      10,967            --          --         --
                                  --------    --------    --------    --------      --------    --------   --------

Total operating expenses ......     55,392      51,175      39,809      49,358        29,811      50,822     80,150
                                  --------    --------    --------    --------      --------    --------   --------

Operating Loss ................    (48,587)    (39,625)    (24,473)    (36,114)      (13,854)    (26,001)   (51,535)

  Interest Expense ............     (7,154)    (10,318)    (15,610)    (21,239)         (109)     (6,374)   (14,501)
  Other .......................       (166)         16         259         (27)          171       2,620      2,616
                                  --------    --------    --------    --------      --------    --------   --------

Net Loss before dividends .....   $(55,907)   $(49,927)   $(39,824)   $(57,380)     $(13,792)   $(29,755)  $(63,420)
                                  ========    ========    ========    ========      ========    ========   ========



                                                    As of December 31,
                       -----------------------------------------------------------------------------------
                         1992         1993         1994         1995         1996       1997       1998
                                                      (In thousands)
Balance Sheet Data:

Cash and cash equiva-
lents: .............   $   3,253    $   1,586    $     546           --    $  27,639   $  41,481   $  5,954
Restricted cash and
investments ........          --           --           --           --        1,256      36,692     22,023
Total assets .......      42,968       37,392       28,852       11,137       53,713     132,362     77,397
Long-term debt .....     129,250      170,653      203,285      226,101        1,615     100,326    101,215
Preferred
stock ..............          --           --           --           --       33,340      38,920     54,068
Partners'/Stock
holders' equity (def-
icit) ..............     (94,786)    (144,713)    (184,038)    (241,418)       7,111     (20,556)   (89,932)


------------
[FN]
(1) Represents financial and operating data of PacTel Teletrac for the years ended December 31, 1992 and 1993 and AirTouch Teletrac for the year ended December 31, 1994 and for the period January 1, 1995 through December 28, 1995, the date on which AirTouch Teletrac was dissolved.

(2) The Company acquired the assets of the business on January 17, 1996, the effective date of the Acquisition. From December 29, 1995 to January 16, 1996, the business was operated by AirTouch Services, successor to AirTouch Teletrac. The results of operations of AirTouch Services for such period were not material and are not included herein.

(3) Refrequencing costs are certain costs accrued in connection with the conversion of vehicle location units to a new frequency band plan mandated by the FCC. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Regulation-Frequency Conversion."

(4) Asset impairment for 1995 resulted from the Acquisition, in which the assets of AirTouch Teletrac were sold for approximately $11.0 million less than the historical book value of such assets recorded by AirTouch Teletrac. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

          The Company is currently experiencing severe financial difficulty, and the possibility of filing for bankruptcy is imminent. (See Liquidity and Capital Resources).

          The Company is the leading national provider of vehicle location and fleet management services in metropolitan areas. The Company currently group sits operations primarily into two divisions: commercial fleet management and consumer vehicle services. The commercial fleet management division provides products and services that allow fleet operators to increase driver productivity, improve customer service, limit unauthorized vehicle use, and reduce driver overtime. The consumer vehicle services division provides real-time stolen vehicle recovery, vehicle location, and roadside assistance. Management's Discussion and Analysis of Financial Condition and Results of Operations contain statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations and involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in forward-looking statements. There can be no assurance that the Company's future operations will generate operating or net income. Factors that might cause such a difference include, but are not limited to, the "Risk Factors" set forth in the Company's Registration Statement on Form S-1.

          The Company's revenues are derived from sales and installation of VLUs and charges for its services. An SMT or an MDT may be sold with the VLU to provide additional wireless data information to and from the vehicle. The Company sells its proprietary software and a computer workstation that provides the customer with mapped vehicle locations, location data storage, and a means for data messaging. The Company assesses a fixed monthly airtime service fee of $29 for an installed VLU, $34 for a VLU coupled with an additional SMT unit, and $39 for a VLU coupled with an additional MDT unit. The Company recognizes revenue from the sale of equipment at the time the equipment is installed. At December 31, 1998, the Company had approximately 3,749 units ordered by customers but not yet installed.

          The Company recorded a restructuring charge of $19.7 million for the twelve months ended December 31, 1998. The charge was the result of management and organizational changes designed to improve profitability, increase customer focus, and decrease customer cancellations by becoming technologically neutral. The Company no longer plans to open new markets using its proprietary RF networks and has written down assets and the costs of deinstalling those assets amounting to $17.3 million. The Company has terminated its agreement with its VLU supplier and was subject to a penalty and write-off of VLU's that are not on the correct frequency totaling $1.4 million. The Company cancelled its revolving credit agreement and expensed the deferred costs of $0.8 million. The Company also expensed deferred costs of $0.2 million for certain RF related projects.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

          OPERATING REVENUES. Total operating revenues for 1998 were $28.6 million, compared to $24.8 million in 1997, an increase of 15%.

          Service revenues, which include revenues from both sold units and rental units, increased to $18.0 million in 1998 from $12.9 million in 1997, an increase of 40%, primarily due to an increase in the number of commercial units in service, to 88,652 at December 31, 1998 from 65,930 at December 31, 1997. Also, the average commercial service revenue per unit increased to $17.56 in December 1998 from $17.26 in December 1997 as a result of an increase in both ancillary services and monthly airtime rates.

          Equipment revenues decreased to $10.6 million for the year ended December 31, 1998 from $11.9 million for the year ended December 31, 1997, principally due to the introduction of the Company's rental program in the first quarter of 1998. Gross commercial sales (installations) increased to 36,010 units for the year ended December 31, 1998 from 30,579 units for year ended December 31, 1997. Equipment revenues in future periods may continue to decline relative to the number of new units going into service because of the equipment rental program in which units are rented rather than sold.

          Equipment rental revenues, which are included in total equipment revenues, increased to approximately $573,000 for the twelve months ended December 31, 1998 from $0 for the twelve months ended December 31, 1997. The total number of rental units in service at December 31, 1998 was 3,847. The rental program was introduced in the first quarter of 1998.

          COST OF SERVICE REVENUES. Cost of service revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of service revenues increased to $4.2 million for the twelve months ended December 31, 1998 from $2.8 million for the twelve months ended December 31, 1997. Cost of service revenues increased primarily in network telephone costs from new market build-out.

          COST OF EQUIPMENT REVENUES. Cost of equipment revenues includes the direct cost of equipment provided to customers, installation and other direct ancillary equipment. Cost of equipment revenues increased to $9.3 million for the twelve months ended December 31, 1998 from $8.8 million for the twelve months ended December 31, 1997. Cost of equipment revenues decreased primarily as a result of the Company's rental program and a one-time charge to write down inventory by approximately $1.1 million at the end of 1998.

          SELLING, GENERAL AND ADMINISTRATIVE, ENGINEERING, AND RESEARCH AND DEVELOPMENT EXPENSES. Selling, general and administrative, engineering, and research and development expenses increased by $5.4 million, to $40.8 million for the twelve months ended December 31, 1998 from $35.4 million for the twelve months ended December 31, 1997 related to the Company's expansion. The Company expensed $1.5 million in the twelve months ended December 31, 1998 relating to research and development, compared with $3.4 million in 1997.

          REFREQUENCY COSTS. Refrequency costs accrued for the twelve months ended December 31, 1998 was $0.4 million. The accrual, reflects a change in estimate for the total refrequency liability.

          RESTRUCTURING CHARGE AND OTHER. The Company charged $19.7 million for the twelve months ended December 31, 1998. The charge was the result of management and organizational changes designed to improve profitability, increase customer focus, and decrease customer cancellations by becoming technologically neutral. The Company no longer plans to open new markets using its proprietary RF networks and has written down assets and the costs of deinstalling those assets amounting to $17.3 million. The Company has terminated its agreement with its VLU supplier and was subject to a penalty and write-off of VLU's that are not on the correct frequency totaling $1.4 million. The Company cancelled its revolving credit agreement and expensed the deferred costs of $0.8 million. The Company also expensed deferred costs of $0.2 million for certain RF related projects.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased for the twelve months ended December 31, 1998 to $5.8 million from $2.7 million for the twelve months ended December 31, 1997, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

          OPERATING LOSSES. Operating losses incurred by the Company were $39.1 million for the twelve months ended December 31, 1998, as compared to $26.0 million for the twelve months ended December 31, 1997, for the reasons discussed above.

          INTEREST EXPENSE. Interest expense was $14.5 million for the twelve months ended December 31, 1998 compared to $6.4 million for the twelve months ended December 31, 1997, and primarily relates to the senior notes.

          NET LOSS. For the reasons discussed above net loss increased to $51.0 million for twelve months ended December 31, 1998 from $29.8 million for twelve months ended December 31, 1997.

          TAX BENEFIT. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

          OPERATING REVENUES. Total operating revenues for 1997 were $24.8 million, compared to $16.0 million in 1996, an increase of 55%.

          Service revenues increased to $12.9 million in 1997 from $8.9 million in 1996, an increase of 45%, primarily due to an increase in the number of commercial units in service, to 65,930 at December 31, 1997 from 43,156 at December 31, 1996. Also, the average commercial service revenue per unit increased to $17.26 in December 1997 from $15.33 in December 1996 as a result of an increase in both ancillary services and monthly airtime rates.

          Equipment revenues increased to $11.9 million for the year ended December 31, 1997 from $7.0 million for the year ended December 31, 1996, principally due to the increase in the number of commercial units installed. Gross commercial sales (installations) increased to 30,579 units for the year ended December 31, 1997 from 14,093 units for year ended December 31, 1996.

          COST OF SERVICE REVENUES. Cost of service revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of service revenues increased to $2.8 million for the twelve months ended December 31, 1997 from $2.1 million for the twelve months ended December 31, 1996. Cost of service revenues increased primarily in network telephone costs from new market build-out.

          COST OF EQUIPMENT REVENUES. Cost of equipment revenues includes the direct cost of equipment provided to customers, installation and other direct ancillary equipment. Cost of equipment revenues increased to $8.8 million for the twelve months ended December 31, 1997 from $5.0 million for the twelve months ended December 31, 1996. Cost of equipment revenues increased primarily due to the number of commercial units installed.

          SELLING, GENERAL AND ADMINISTRATIVE, ENGINEERING, AND RESEARCH AND DEVELOPMENT EXPENSES. Selling, general and administrative, engineering, and research and development expenses increased by $15.2 million, to $35.4 million for the twelve months ended December 31, 1997 from $20.2 million for the twelve months ended December 31, 1996 related to the Company's expansion. The Company expensed $3.4 million in the twelve months ended December 31, 1997 relating to research and development, compared with $1.0 million in 1996.

          REFREQUENCY COSTS. Refrequency costs accrued for the twelve months ended December 31, 1997 was $1.1 million. The accrual, reflects a change in estimate for the total refrequency liability.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased for the twelve months ended December 31, 1997 to $2.7 million from $1.3 million for the twelve months ended December 31, 1996, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

          OPERATING LOSSES. Operating losses incurred by the Company were $26.0 million for the twelve months ended December 31, 1997, as compared to $13.9 million for the twelve months ended December 31, 1996, for the reasons discussed above.

          INTEREST EXPENSE. Interest expense was $6.4 million for the twelve months ended December 31, 1997 compared to $0.1 million for the twelve months ended December 31, 1996, and primarily relates to the senior notes.

          NET LOSS. For the reasons discussed above net loss increased to $29.8 million for twelve months ended December 31, 1997 from $13.8 million for twelve months ended December 31, 1996.

          TAX BENEFIT. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


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

LIQUIDITY AND CAPITAL RESOURCES

          The Company is highly leveraged and has incurred losses in each year of operations. The Company expects to continue to incur significant net losses and incur capital expenditures as it pursues plans to expand its operating networks, product offerings and customer base. There can be no assurance that the Company will be profitable in the future or obtain the additional financing resources that may be necessary to support its current operations, new market expansion, and product development activities.

          The Company's existing cash resources at December 31, 1998 and expected cash flow from operations will be insufficient to fund its current operation and the implementation of the Company's business plan in the short and long term. The Company must raise significant additional capital, a portion of which must be raised beginning in the second quarter fiscal 1999, to fund current operating losses, working capital, debt service and capital expenditures. In the event that additional financing is not obtained by early in the second quarter in fiscal 1999, the Company or its subsidiaries might be required to seek protection from its creditors under the U.S. Bankruptcy Code.

          The Company does not intend to construct additional property until such time as it obtains sufficient additional financing to do so. In addition to cash receipts from anticipated customer growth in the current year, the Company is seeking to obtain additional financing from one or more sources including, but not limited to, private equity or debt offerings, restructuring of its equity and debt with its bondholders, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, or a combination thereof. Any or all of these additional sources of financing may require the Company to significantly reorganize. These reorganizations may include head count reductions, migration of customers to non-proprietary networks and/or sale or closure of certain existing networks. In addition, certain of the above financing and reorganization scenarios will require the Company to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company expects to complete its financing plans early in the second fiscal quarter of 1999. The Company's intent in any scenario is to avoid any disruption to customers in existing markets and has accordingly implemented stringent cost control and expenditure reductions. Additionally the Company is evaluating the sale of certain networks and migrating certain markets to non-proprietary networks. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms or at all, or that it will achieve the desired results of any Reorganization Plan.

          Capital expenditures were $12.1 million for the twelve months ended December 31, 1998, primarily for the build-out of the Company's networks in new markets. The Company currently expects that its aggregate capital expenditures will be $3.4 million for 1999. These capital expenditures will consist primarily of costs associated with internal software development, the maintenance of existing markets, supporting the Company's rental program, and other capital improvements.

          The Company received 46,543 Vehicle Location Units ("VLUs") and 16,000 messaging units valued at approximately $11.8 million during 1998. No additional purchases of VLU's will be made in 1999 since inventory on hand is sufficient to fulfill projected sales.

INFLATION

          The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future effect the cost of VLU and messaging units sold by the Company, the Company expects that technology and engineering improvements are likely to offset any foreseeable cost increases.

FASB PRONOUNCEMENTS

          SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131,"Disclosure About Segments of an Enterprise and Related Information," both issued in June 1997, are effective for the Company's 1998 fiscal year and had no material effect on the Company's financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company does not hold any market risk sensitive instruments for trading or other purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the Financial Statements listed in the accompanying Index to Consolidated Financial Statements which appear elsewhere in this Annual Report. Information required by the schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


TELETRAC HOLDINGS, INC.

Fiscal Years Ended 1998, 1997 and 1996

Report of Independent Public Accountants......................................34
Consolidated Balance Sheets as of December 31, 1998
 and 1997.....................................................................35
Consolidated Statements of Operations for the years
  December 31, 1998, 1997 and 1996............................................36
Consolidated Statements of Stockholders' Equity (Deficit) for the
  years ended December 31, 1998, 1997 and 1996................................37
Consolidated Statements of Cash Flows for the years
  ended December 31, 1998, 1997 and 1996......................................38
Notes to Consolidated Financial Statements....................................39
Schedule II - Valuation and Qualifying Account
  for the years ended December 31, 1998, 1997 and 1996........................52

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Teletrac Holdings, Inc.:


          We have audited the accompanying consolidated balance sheets of Teletrac Holdings, Inc., a Delaware corporation (the "Company") and subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teletrac Holdings, Inc. and subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1, the the Company has incurred significant recurring losses from operations, has a net capital deficiency of approximately $90 million and does not have sufficient working capital to continue its existing operations beyond approximately April 1999. The Company is currently attempting to obtain additional financing from one or more sources including, but not limited to, private equity or debt offerings, bank loans, strategic partners, joint ventures, leasing arrangements, or a combination thereof. In addition, under certain financing scenarios the Company might be required to file a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the very near term. If this course of action is deemed necessary, management's intent is to file a Plan of Reorganization that would be acceptable to the Court and the Company's creditors. In the event a Plan of Reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities which might result if the Company restructures its debt or is forced to liquidate.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ ARTHUR ANDERSEN LLP
                                             San Diego, California
                                             March 10, 1999

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                               1998            1997
                                                                           -------------- ---------------

CURRENT ASSETS:
    Cash and cash equivalents                                                $ 5,953,505    $ 41,480,737
    Accounts receivable- less allowances of $983,154 and $612,639
       at 1998 and 1997                                                        4,608,619       4,018,874
    Inventories                                                                8,319,016       5,441,695
    Prepaid expenses and other current assets                                  1,483,843       5,519,652
    Short-term portion of restricted investments                               6,125,000       5,920,833
                                                                           -------------- ---------------
            Total current assets                                              26,489,983      62,381,791

RESTRICTED CASH                                                                        -       1,750,000

RESTRICTED INVESTMENTS, HELD TO MATURITY                                      22,023,208      34,942,381

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $7,126,335 and $3,616,207 at 1998 and 1997                19,135,386      26,963,180

INVENTORIES, LONG-TERM                                                         3,435,700               -

OTHER ASSETS, net of accumulated amortization of $468,141
    and $322,635 at 1998 and 1997                                              6,312,294       6,324,380
                                                                           -------------- ---------------
           Total assets                                                      $77,396,571   $ 132,361,732
                                                                           ============== ===============


                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                         $ 1,505,499     $ 3,362,390
    Accrued expenses                                                           3,103,998       1,214,455
    Current portion of long-term obligations                                   1,246,999         727,624
    Accrued interest                                                           6,125,000       5,920,833
    Refrequencing liability                                                       64,469       3,076,871
                                                                           -------------- ---------------
            Total current liabilities                                         12,045,965      14,302,173
                                                                           -------------- ---------------

SENIOR NOTES                                                                  98,445,776      98,253,377

OTHER LONG-TERM OBLIGATIONS                                                    2,769,638       2,072,142

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

PREFERRED STOCK, Series A and A-1, redeemable convertible
    participating, 15% dividend, 190,477 shares authorized and
    190,476.19 shares issued and outstanding                                  44,033,500      38,290,000

PREFERRED STOCK, Series B, convertible participating, 5% dividend, 400,000
    shares authorized and 132,506.76 shares issued and outstanding            10,034,181               -

PREFERRED STOCK, undesignated, 567,388 shares authorized,
    none issued or outstanding                                                         -               -

PREFERRED STOCK, redeemable, 400,000 shares authorized,
    none issued or outstanding                                                         -               -

STOCKHOLDERS' DEFICIT:
    Common stock, Class A, $0.01 par value, 507,934 shares
       authorized and 249,000 issued and outstanding                               2,490           2,490
    Common stock, Class B, $0.01 par value, 70,000 shares
       authorized and none issued or outstanding                                       -               -
    Warrants, 105,000 units to purchase 57,071 shares
       of Class A common stock                                                 7,039,954       7,039,954
    Additional paid-in capital                                                10,775,955      16,732,656
    Accumulated deficit                                                     (107,750,888)    (44,331,060)
                                                                           -------------- ---------------
            Total stockholders' deficit                                      (89,932,489)    (20,555,960)
                                                                           -------------- ---------------
            Total liabilities and stockholders' deficit                      $77,369,571   $ 132,361,732
                                                                           ============== ===============

               The accompanying notes are an integral part of these consolidated financial statements.

                                       35

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                       1998               1997              1996
                                                  --------------    ---------------    --------------

OPERATING REVENUES:
     Service Revenue                                $18,028,832       $ 12,924,261       $ 8,924,017
     Equipment Revenue                               10,585,835         11,896,861         7,032,967
                                                  --------------    ---------------    --------------

         Total operating revenues                    28,614,667         24,821,122        15,956,984

OPERATING EXPENSES:
     Cost of service revenue                          4,206,939          2,839,292         2,047,972
     Cost of equipment revenue                        9,261,564          8,820,791         4,982,875
     Selling, general and administrative             30,217,327         24,630,448        14,035,038
     Engineering                                      9,105,332          7,367,702         5,149,488
     Research and development                         1,519,613          3,374,247         1,001,000
     Refrequencing costs                                390,000          1,110,166         1,340,315
     Restructuring charge and other                  19,667,557                   -                 -
     Depreciation and amortization                    5,781,103          2,679,243         1,254,049
                                                  --------------    ---------------    --------------

LOSS FROM OPERATIONS                                (51,534,768)    (26,000,767)      (13,853,753)
                                                  --------------    ---------------    --------------

OTHER EXPENSE (INCOME):
     Interest expense                                14,501,454          6,373,706           108,600
     Interest income                                 (2,616,394)        (2,619,409)         (170,884)
                                                  --------------    ---------------    --------------
          Total other (income) and expenses           11,885,060          3,754,297           (62,284)
                                                  --------------    ---------------    --------------

NET LOSS                                           $(63,419,828)     $ (29,755,064)    $ (13,791,469)

PREFERRED STOCK DIVIDENDS                             5,839,674          4,950,000           340,000
                                                  --------------    ---------------    --------------

NET LOSS APPLICABLE TO
     COMMON STOCK                                  $(69,259,502)     $ (34,705,064)    $ (14,131,469)
                                                  ==============    ===============    ==============

               The accompanying notes are an integral part of these consolidated financial statements.


                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           Common Stock                    Additional
                                                        -------------------                  Paid-in       Accumalated
                                                         Class A   Class B     Warrants      Capital         Deficit
                                                         -------  --------   -----------  ------------  ---------------

BALANCE, December 31, 1995                               $  190   $    37    $   -        $ 2,267,025   $    (784,527)
    Issuance of common stock                              1,980       283        -         21,634,814           -
    Conversion of Class B common
        stock to Class A common stock                       320      (320)       -              -               -
    Cost of issuance of preferred stock, Series A             -         -        -         (1,877,745)          -
    Net loss                                                  -         -        -              -         (13,791,469)
    Preferred stock dividends                                 -         -        -           (340,000)          -
                                                         -------  --------   -----------  ------------   -------------

BALANCE, December 31, 1996                                2,490         -        -         21,684,094     (14,575,996)
    Pushdown of warrant proceeds
       related to senior debt                                 -         -     7,039,954         -               -
    Cost of issuance of preferred stock, Series A             -         -        -             (1,438)          -
    Net loss                                                  -         -        -              -         (29,755,064)
    Preferred stock dividends                                 -         -        -         (4,950,000)          -
                                                         -------  --------   -----------  ------------   -------------

BALANCE, December 31, 1997                                2,490         -     7,039,954    16,732,656     (44,331,060)
    Cost of issuance of preferred stock, Series B             -         -        -           (117,027)        -
    Net loss                                                  -         -        -              -         (63,419,828)
    Preferred stock dividends                                 -         -        -         (5,839,674)        -
                                                         -------  --------   -----------  ------------   -------------

BALANCE, December 31, 1998                               $2,490   $     -    $7,039,954   $10,775,955   $(107,750,888)
                                                         =======  ========   ===========  ============  ==============

               The accompanying notes are an integral part of these consolidated financial statements.



                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                            1998            1997            1996
                                                                       --------------- --------------- ---------------
OPERATING ACTIVITIES:
    Net loss                                                             $(63,419,828)   $(29,755,064)   $(13,791,469)
    Adjustments to reconcile net loss to cash used in
       operating activities-
         Depreciation and amortization                                      5,781,103       2,679,243       1,254,049
         Accretion of discount on senior notes                                192,399         293,331               -
         Loss on disposal of assets                                           128,699               -               -
         Loss on assets from restructuring                                 19,667,557               -               -
         Changes in working capital and other assets and
            liabilities, net of acquisition and refrequency-
              Accounts receivable                                            (823,032)     (1,514,701)     (1,668,164)
              Restricted cash                                               1,750,000        (500,042)         66,904
              Inventories                                                  (7,262,461)     (2,658,763)     (2,674,519)
              Prepaid expenses and other current assets                     3,611,973      (3,406,577)     (1,448,858)
              Accounts payable and accrued expenses                          (668,380)      1,505,446       1,474,386
              Deferred revenue                                               (107,828)         48,963        (745,221)
              Refrequencing liability                                      (3,012,402)     (4,157,287)      1,298,088
              Accrued interest on senior notes                                204,167       5,920,833               -
                                                                       --------------- --------------- ---------------
                   Cash used in operating activities                      (43,958,033)    (31,544,618)    (16,234,804)
                                                                       --------------- --------------- ---------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                              (12,013,902)    (11,059,260)     (7,097,173)
    Acquisition of other intangible assets                                 (1,095,690)       (175,375)              -
    Acquisition of AirTouch Teletrac                                                -      (1,000,000)     (2,098,875)
                                                                       --------------- --------------- ---------------
                   Cash used in investing activities                      (13,109,592)    (12,234,635)     (9,196,048)
                                                                       --------------- --------------- ---------------

FINANCING ACTIVITIES:
    Issuance of common stock, net                                                   -               -      21,637,077
    Issuance of preferred stock, Series A, net                                      -               -      31,122,255
    Issuance of preferred stock, Series B, net                              9,820,980               -               -
    Proceeds from issuance of senior notes and warrants, net                        -     100,090,976               -
    Restricted investments                                                 12,715,006     (40,856,887)              -
    Credit facility                                                            (2,254)       (962,268)              -
    Payments on capital leases                                               (993,339)       (650,999)              -
                                                                       --------------- --------------- ---------------
                   Cash provided by financing activities                   21,540,393      57,620,822      52,759,332
                                                                       --------------- --------------- ---------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                  (35,527,232)     13,841,569      27,328,480

CASH AND CASH EQUIVALENTS, beginning of year                               41,480,737      27,639,168         310,688
                                                                       --------------- --------------- ---------------

CASH AND CASH EQUIVALENTS, end of year                                    $ 5,953,505     $41,480,737     $27,639,168
                                                                       =============== =============== ===============

SUPPLEMENTAL DISCLOSURE-
    Interest paid                                                        $ 15,070,874       $ 229,650       $ 107,549


               The accompanying notes are an integral part of these consolidated financial statements.



                     TELETRAC HOLDINGS, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1.  DESCRIPTION OF BUSINESS:

          Teletrac Holdings, Inc., a Delaware corporation, through its wholly owned subsidiaries, Teletrac, Inc and Teletrac License, Inc. (the Company), controls licenses issued by the Federal Communications Commission (FCC) to construct and operate radio location networks for the purpose of locating, tracking and communicating with commercial fleet and consumer vehicles as a result of its acquisition of AirTouch Teletrac (Note 2). As of December 31, 1998, the Company operated in twelve metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento and Washington D.C./Baltimore and New York. The Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles and Miami markets. The Company has site specific licenses to construct networks in approximately 11 additional cities. The networks consist primarily of antennas, transmission and receiving equipment, customer-owned vehicle locating units (VLUs) that receive and transmit signals, and operating centers that interpret and relay the transmissions. The Company is a wholly owned subsidiary of Teletrac Holdings, Inc. (Holdings).

Significant Risks and Uncertainties

          The Company is highly leveraged and has incurred significant losses in each year of operations. The Company expects to continue to incur net losses and incur significant capital expenditures as it pursues plans to expand its operating networks, product offerings and customer base. There can be no assurance that the Company will be profitable in the future or obtain the additional financing that will be necessary to support its current operations, market expansion, and product development activities.

          The Company's existing cash resources at December 31, 1998 and expected cash flow from operations will be insufficient to fund its current operation and the implementation of the Company's business plan in the short and long term. The Company must raise significant additional capital, a portion of which must be raised beginning in the second quarter fiscal 1999, to meet its obligations as they are due and to fund current operating losses, working capital, debt service and capital expenditures.

          The Company does not intend to construct additional property until such time as it obtains sufficient additional financing to do so. In addition to cash receipts from anticipated customer growth in the current year, the Company is seeking to obtain additional financing from one or more sources including, but not limited to, private equity or debt offerings, restructuring of its equity and debt with its bondholders, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, or a combination thereof. Any or all of these additional sources of financing may require the Company to significantly reorganize. These reorganizations may include head count reductions, migration of customers to non-proprietary networks and/or sale or closure of certain existing networks. In addition, certain of the above financing and reorganization scenarios will require the Company to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company expects to complete its financing plans early in the second fiscal quarter of 1999. The Company's intent in any scenario is to avoid any disruption to customers in existing markets and has accordingly implemented stringent cost control and expenditure reductions. Additionally the Company is evaluating the sale of certain networks and migrating certain markets to non-proprietary networks. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms or at all, or that it will achieve the desired results of any Reorganization Plan. These matters raise substantial doubt about the Company's ability to continue as a going concern.

          The Company has made provisions for asset write downs which will be necessary as a result of implementing these plans to the extent that the write downs were deemed probable. Management does not believe that further material write downs will be required under the current plans or in the event of reorganization under Chapter 11 of the U.S. Bankruptcy Code.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities which might result if the Company restructures its debt or is forced to liquidate.

2.  PURCHASE OF AIRTOUCH TELETRAC:

          On January 17, 1996, the Company purchased the assets of AirTouch Teletrac, a California general partnership, from AirTouch Services, for $3,099,000 in cash, and the assumption of certain liabilities and working capital as defined. An amount of $2,099,000 was paid at closing, with $1,000,000 paid one year from the date of closing. Funds necessary for the closing were provided by the current common stockholders of the Company through sales of common stock. The allocation of purchase price was made first to the current assets and liabilities and assumed liabilities, and the remainder to the long-term assets in proportion to the fair values of the assets, as follows (in thousands):

                                             Assets and
                                             Liabilities
                                             Acquired
                                          January 17, 1996
                                          ----------------
Working capital                              $    217
Property and equipment                          8,218
Licenses                                          600
Refrequencing liability                        (5,936)
                                             ---------
                                             $  3,099
                                             =========

3.  ACCOUNTING POLICIES:

Principles of Consolidation

          The consolidated financial statements of the Company include Teletrac Inc., and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

          The Company services the commercial market for use in fleet management and the consumer market for individual vehicle tracking. The commercial systems include VLUs, computer hardware, and vehicle tracking software. On January 1, 1997, the Company changed revenue recognition on sales of commercial systems from recognition upon shipment of the system to recognition of revenue upon installation of the system, which more appropriately matches customer acceptance and payment. This change reduced the reported revenues and cost of revenues in 1997 compared to 1996, however the impact of the change was not material to the Company's current or prior operating results. The commercial service fee revenues are recognized monthly as the services are provided. The VLUs for the consumer market are sold along with monthly service contracts. Service revenues for the consumer market may be paid in advance and are recognized monthly as earned.

          Unearned service fees of approximately $93,000 and $201,000 in 1998 and 1997, respectively, are recorded as deferred revenue and are included in accrued expenses in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

          The Company considers cash investments, which consists primarily of investments in commercial paper, purchased with a maturity of three months or less to be cash and cash equivalents with cost approximating market.

Investments

          Restricted investments consists of cash and cash equivalents and U.S. Treasury securities which will be held until maturity and are carried at amortized cost of $27,595,709 and $39,934,214 plus accrued interest of $552,499 and $929,000 and have an aggregate market value of 27,811,037 and $40,008,000 at December 31, 1998 and 1997, respectively. These restricted investments have been pledged under the subordinated debt agreement (Note 4), for the remaining four semiannual interest payments on the subordinated notes.

Inventories

          Inventories consist of VLUs, computer systems and other receiving and transmitting equipment held for sale. Inventory is stated at the lower of cost or market using the first-in, first-out method of valuation.

          Inventories consisted of the following at December 31, 1998 and 1997 (in thousands):

                                        1998             1997
                                    -------------    -------------
Vehicle location units                    $8,178           $3,498
Messaging units                            1,921              920
Computers and software                       208              313
Other inventory                            1,448              711
                                    -------------    -------------
   Total inventories                      11,755            5,442

   Less:  long-term inventories            3,436                -
                                    -------------    -------------
   Current Portion                       $ 8,319           $5,442
                                    -------------    -------------

          In connection with a supply agreement with a vendor, the Company was required to purchase minimum quantities of VLU's. These purchase requirements resulted in inventory quantities which exceed the next twelve months' anticipated demand. The Company does not have plans to alter its technology in its existing markets. Accordingly, quantities in excess of twelve months' anticipated demand have been classified as long-term inventories in the accompanying financial statements.

Property and Equipment

          The Company provides for depreciation expense using the straight-line method. Property and equipment are recorded at cost and significant categories of cost and their estimated useful lives are as follows (in thousands):

                                                  Cost
                                         ---------------------     Estimated
                                           1998         1997      Useful Lives
                                         -------      -------     ------------

System equipment                         $16,791      $12,190          7
Computers and office equipment             5,343        3,836          3
Rental VLUs                                  762          221          3
Furniture and fixtures                     1,753        1,298          7
Other                                        774        1,581        3-7
Construction in progress                     839       11,453
                                         -------      -------
         Property and equipment           26,262       30,579
         Less - Accum. depreciation        7,126        3,616
                                         -------      -------
         Net property and equipment      $19,136      $26,963
                                         =======      =======

          The Company capitalizes system development costs which represent costs to add additional functionality to existing system equipment and expansion into new metro areas, as well as new software product development.

          Repairs, maintenance and renewal of minor items are charged to expense as incurred. Major renewals and improvements are capitalized and depreciated over their remaining useful lives. The Company capitalized interest costs on construction in progress of approximately $869,000 and $113,000 for the years ended December 31, 1998 and 1997, respectively. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the underlying lease.

Other Assets

          Other assets consist primarily of licenses and deferred costs related to the issuance of subordinated debt and the establishment of the line of credit (Notes 4 and 5) net of accumulated amortization. These deferred debt costs are amortized using the effective interest rate method over the lives of the credit agreements.

          Licenses acquired from AirTouch Services (Note 2) represent a long-term intangible asset that allows FCC authorization to broadcast at designated frequencies. They are amortized using the straight-line method over 15 years. FCC license terms are for 5-year periods with unlimited options to renew for subsequent 5-year periods.

Income Taxes

          Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities applying tax regulations existing at the end of the reporting period. The Company has fully reserved its deferred tax asset, principally the net operating loss carryforward, as of December 31, 1998 and 1997.

Reclassification

          Certain reclassifications have been made to the consolidated financial statements to conform with the 1998 presentation.

Recent Accounting Pronouncements

          During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's financial statements.

          The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has determined that it operates in one business segment dedicated to locating, tracking and communicating with commercial fleet and consumer vehicles.

          In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This Statement provides guidance on the financial reporting of start-up costs and organization costs and requires that such costs be expensed as incurred. This Statement is effective for fiscal years beginning after December 15, 1998. The Company does no expect adoption of this Statement to have a material impact on its financial statements.

4.  SUBORDINATED NOTES:

          On August 6, 1997, the Company sold and subsequently registered $105,000,000 of 14 percent senior subordinated notes due 2007 and 105,000 warrants to purchase 57,071 shares of Class A common stock of the Company's parent, Holdings, for approximately $.02 per share. The fair market value of the warrants at the transaction date of $7,039,954 has been recorded as a capital contribution by the Company and a corresponding discount on the subordinated notes. A portion of the proceeds from the subordinated notes was used to purchase pledged securities to pay the first six semiannual interest payments on the notes (Note 3). The public notes are offered and resold by initial purchasers, have no coupons, and pay interest semiannually in February and August. Total interest expense during 1998 and 1997 was approximately $14,700,000 and $5,807,000, respectively. At December 31, 1998 and 1997, the unamortized note discount was approximately $6,554,000 and $6,746,000, respectively, and is being amortized using the effective interest rate method. The note agreement restricts the Company from securing additional indebtedness, except as allowed under the line of credit.

          The subordinated notes are not redeemable prior to August 1, 2002, except that prior to August 1, 2000, the Company may redeem the notes with the net proceeds from the sale of capital stock at a redemption price of 114 percent plus accrued and unpaid interest. Redemption prices of the notes range from 107 percent to 102 percent for the period from August 1, 2002, through August 1, 2005, and may be redeemed at 100 percent thereafter. Upon a change of control of the Company, each holder of the subordinated notes has the right to require the Company to repurchase the notes in cash at a price equal to 101 percent of the aggregate principal amount plus accrued and unpaid interest.

          The subordinated note agreement restricts the declaration or payment of any dividend and the purchase or redemption of any equity interest. The fair value of the subordinated note approximated its carrying value at December 31, 1998 and 1997.

5.  LINE OF CREDIT:

          The Company entered into a revolving credit agreement in September of 1997, which was originally to expire on March 31, 2003. The line was based on required financial statement ratios, as defined in the agreement, the Company had availability of approximately $5,300,000 at December 31, 1997. In December 1998, the Company permanently terminated the revolving credit agreement, and expensed approximately $752,000 in unamortized deferred expenses related to the facility. No draws on the line were made in 1997 or 1998.

6.  CAPITAL LEASES:

          The Company holds leases on automobiles, furniture, telephone and frequency receiving and transmitting equipment for periods greater than one year. Minimum payments under such capital leases are as follows (in thousands):

                              Principal     Interest       Total
                              ---------     --------     -------

        1999                    $ 1,271       $  345     $ 1,616
        2000                      1,251          219       1,470
        2001                        905          106       1,011
        2002                        463           40         503
        2003                        126            9         135
        Thereafter                    -            -           -
                                -------       ------     -------
                                $ 4,016       $  719     $ 4,735
                                =======       ======     =======

7. STOCKHOLDERS' EQUITY:

          The Company's authorized capital stock consists of 2,135,799.17 (3,127,865.17 Holdings) authorized shares of capital stock, consisting of 507,934 (1,500,000 under Holdings) shares of authorized Class A common stock, 70,000 shares of authorized Class B common stock, 167,388.17 shares of authorized Series A Redeemable Convertible Participating preferred stock, 23,089 shares of authorized Series A-1 Redeemable preferred stock, 400,000 shares of Series B Convertible Participating preferred stock, 567,388 shares of authorized Undesignated preferred stock and 400,000 shares of authorized Redeemable preferred stock, all of which will have been reserved for issuance upon automatic conversion of the preferred series stated under certain circumstances, as provided in the Company's Certificate of Incorporation.

Common Stock

          The holders of the Class A common stock are entitled to one vote per share on all matters on which stockholders are entitled to vote. The Class B common stock, none issued or outstanding, has the same rights as the holders of Class A common stock, but are not entitled to vote except in limited situations in which they are allowed to vote as a separate class. Subject to the rights and preferences of any holder of Preferred Stock that is or may be issued, the holders of common stock are entitled to receive such dividends as may be declared by the board of directors, and to receive, pro rata, the assets of the Company upon liquidation after distribution of such amounts to holders of the Preferred Stock as are required by the terms of such stock. The Company has entered into agreements with the holders of its Preferred Stock that limit the ability of the Company to declare and pay dividends on its common stock. It is anticipated that earnings, if any, which might be generated from operations will be used to finance future growth and that cash dividends will not be paid to holders of common stock for the foreseeable future.

Preferred Stock

          During October 1998, 132,506.76 shares of $0.01 par value Series B Redeemable Convertible Participating preferred stock (Series B) were issued for net cash proceeds of $9,820,980. The Series B preferred shares entitle holders to receive cumulative, compounding dividends at 5 percent per annum. Dividends accrue on a daily basis from the issuance date and are payable as declared by the board of directors. Accrued dividends as of December 31, 1998 were, $96,174. Holders are entitled to voting rights, preference on liquidation, voluntary equal share conversion into common stock at a defined conversion price, and automatic equal share conversion into common stock after either a qualified public stock offering or a certain non-qualified public stock offering as defined. Prior to February 1, 2008, at the election of the holders of a majority of the outstanding Series B preferred stock, the Company is obligated to redeem the Series B preferred stock at a cash price equal to the liquidation preference amount of $75 per share plus cumulative unpaid dividends. On or after February 1, 2008, the redemption price will be equal to the greater of the liquidation preference amount or the fair market value of the Series B preferred stock.

          During December 1996, 190,476.19 shares of $0.01 par value Series A Redeemable Convertible Participating preferred stock (Series A) were issued for net cash proceeds of $31,122,255. They entitle holders to receive cumulative, compounding dividends at 15 percent per annum. Dividends accrue on a daily basis from the issuance date and are payable as declared by the board of directors. Total accrued dividends as of December 31, 1998 and 1997 were approximately $11,034,000 and $5,290,000, respectively. Holders are entitled to voting rights, preference on liquidation, voluntary equal share conversion into common stock at a defined conversion price, and automatic equal share conversion into common stock after either a qualified public stock offering or a certain non-qualified public stock offering as defined. Additionally, on or after February 1, 2008, at the election of the holders of a majority of the outstanding preferred stock, the Company is obligated to redeem the preferred stock for the greater of the liquidation preference amount of $190.86 plus accrued and unpaid dividends or the fair market value of the preferred stock.

          In conjunction with the issuance of the Series B preferred stock in October 1998, 23,089 shares of $0.01 par value Series A-1 Redeemable Convertible Participating preferred stock (Series A-1) were issued to certain holders of the Series A who did not participate in the Series B issuance on a pro-rata diluted basis. The first series of diluted Series A-1 preferred stock entitle the holders to the same rights as the those stated in the Series A preferred stock. As such, the Series A and A-1 preferred stock are stated on a combined basis and the accrued dividends are included in the amounts stated above.

          The Company also has 567,388 shares of authorized Undesignated preferred stock and 400,000 shares of authorized Redeemable preferred stock, none of which are issued or outstanding.

Stock Options

          The Company has reserved 68,457 shares of common stock for issuance under its nonqualified and incentive stock option plans, the 1995 Stock Option Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1998 Stock Option Plan (the "1998 Plan"). The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized in 1998 and 1997. Had compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," the Company's reported net loss would have increased by approximately $1,400 and $247,000 for the years ended 1998 and 1997, respectively.

          Under each plan, the exercise prices were determined based on the grant date and were equal to the fair market value of the shares as determined by the board of directors. The term of the options under each plan shall not exceed ten years from the grant date. Under each plan, one-third of each grant vests per year over a three-year period at different pricing tiers. The following represents the exercise prices over the three-year vesting period of the options under each plan based on the respective grant period stated:


                                                        Price
                                      ----------------------------------------
                     Grant              ----------   ----------   ----------
  Plan               Date                 Tier 1       Tier 2       Tier 3
----------   ------------------------   ----------   ----------   ----------

  1995             January 1,             $100.00      $125.00      $150.00
  1995            November 18,             220.00       275.00       330.00

  1996             January 6,              175.00       218.75       262.50
  1996            November 18,             220.00       275.00       330.00

  1998             January 6,              220.00       275.00       330.00

          The following table represents the total number of option shares granted and forfeited under all plans for the twelve months ended December 31, 1998 and 1997:

                                                       Weighted-
                                                        Average
                                                        Exercise
                                           Shares        Price
                                        -----------    ----------

Outstanding at December 31, 1996           43,060         $125
     Granted                                8,251          265
     Forfeited                            (16,046)         126
                                           ------
Outstanding at December 31, 1997           35,265          157
                                           ------
     Granted                               24,428          275
     Forfeited                             (5,626)         244
                                           -------
Outstanding at December 31, 1998           54,067          201
                                           ======

          The exercisable options at December 31, 1998, were 21,216, ranging in price from $100 to $330 and having a weighted average exercise price of $132. The exercisable options at December 31, 1997, were 13,504, ranging in price from $100 to $330 and having a weighted average exercise price of $125. Had all qualified options been exercised at the end of each fiscal year presented, the gross proceeds would have been approximately $2.8 million and $1.7 million in 1998 and 1997, respectively. The weighted average fair value of the options granted during 1998 and 1997 was $0 and $200, respectively. The weighted average contract life was 7 years at December 31, 1998 and 1997.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the 1998 and 1997 grants:

                                           Options            Options
                                         Granted in          Granted in
                                            1997                1998
                                        -------------      -------------
Volatility                                   -%                 -%
Dividend yield                               -%                 -%
Risk-free interest rate                 5.52 to 5.72%      5.89 to 6.46%
Expected option life                       7 years            7 years

8.  REFREQUENCING LIABILITY:

          In 1995 the FCC issued an order which requires the Company to relocate its existing operating frequency from a portion of the 925 MHz band to a portion of the 927 MHz band. As a result, the Company has recorded a liability, including $5,936,000 assumed in the acquisition, for the cost of implementing the order so that the Company can continue to deliver its contractual service obligation to its customers. The Company revised its estimate and recorded approximately an additional $390,000, $1,110,000 and $1,140,000 liability in 1998, 1997, and 1996, respectively.

9.  EMPLOYEE BENEFIT PLANS:

          The Company sponsors a defined-contribution profit sharing 401(k) plan which covers all full-time employees. The benefits of this plan are based on years of service, the employee's compensation, employee contributions and earnings of plan assets. The Company's funding policy is to contribute an amount equal to $0.50 for every dollar contributed by the employees up to $1,000 annually. The Company has accrued approximately $207,000 and $131,000 during 1998 and 1997, respectively.

10.  INCOME TAXES:

          Deferred income taxes are provided for temporary differences between the financial accounting basis and tax basis of assets and liabilities and temporary differences in reporting income and expense.

          The Company has net operating losses ("NOL"s) which it can carryforward up to 15 years to reduce taxable income in the future. The Company's NOLs and Alternative Minimum Tax ("AMT") NOLs total approximately $95,989,000 and $90,924,000 for 1998, and $45,282,000 and $42,202,000 for 1997,
respectively. The NOLs and AMT NOLs may be utilized through 2013. The Company has fully reserved these deferred tax assets and has provided no income tax benefit related thereto.

          The components of net deferred tax assets (liabilities) are as follows (in thousands):

                                                        December 31
                                                  -----------------------
                                                     1998         1997
                                                  ---------     ---------

Deferred tax asset-
     NOL                                           $38,396       $17,130
     Other                                             491           402
Deferred tax liabilities-
     Depreciation                                     (559)         (577)
     Other                                            (214)         (163)
                                                   --------      --------
Net deferred tax assets                             38,114        16,792
Tax asset reserve                                  (38,114)      (16,792)
                                                   --------      --------
       Net deferred taxes                          $    -        $    -
                                                   ========      ========

          The Company's utilization of its NOLs may be limited in the future due to its issuance of preferred stock and the IRS regulations pertaining to changes in control.

11.  COMMITMENTS AND CONTINGENCIES:

          The Company has operating leases for office space and antenna sites for periods greater than one year. Minimum payments under such operating leases are as follows (in thousands):

                    1999                    $ 5,265
                    2000                      5,134
                    2001                      4,144
                    2002                      2,269
                    2003                        978
                    Thereafter                  751
                                             ------
                                            $18,541
                                             ======

          The Company purchases all of its VLU's from a single foreign supplier, and had entered into a commitment with the supplier to purchase 200,000 units through November 2000. In May 1998 the Company terminated the agreement with the supplier and paid approximately $400,000 to buy-out of the remaining commitment. Related to this commitment, at December 31, 1997, the Company had maintained a $1,750,000 irrevocable letter of credit with Toronto Dominion, a shareholder, to support the purchase of the VLU's, which was funded and recorded as restricted cash in the accompanying balance sheet. During 1998, the irrevocable letter of credit was reduced and subsequently canceled and the funds previously accounted for as "Restricted Cash" on the balance sheet were refunded and deposited into the Company's operating cash. Additionally, the Company has committed to a 5,000 unit order with a vendor for the purchase of an integrated location unit in the amount of $2.75 million. The Company has already remitted approximately $450,000 to the vendor. The agreement is cancelable at any time prior to November 1999 subject to certain cancellation provisions. In addition, the Company has committed to a development contract with Cadence Design for a new modular vehicle location unit in the total amount of approximately $3.2 million. The agreement can be cancelled at any time due to certain cancellation procedures and provisions.

          The Company is party to certain litigation and claims arising in the normal course of business. In the opinion of management, the amount of liability, if any, arising from these lawsuits would not be material to the financial position or results of operations of the Company.

12.  RESTRUCTURING CHARGE

          In the fourth quarter of 1998, the Company recorded a restructuring charge of approximately $19.67 million. The charge was the result of management and organizational changes designed to improve operating results, increase customer focus, and decrease customer cancellations by becoming technologically neutral to other technologies that could provide the Company's service. The major components of the charge are as follows (amounts in thousands):

Write down RF network assets in unopened markets     $16,562
Deinstallation Costs                                     809
VLU Contract Termination Costs                         1,373
Revolver Cancellation                                    752
Abandoned RF Projects                                    172
                                                         ---
  Total                                              $19,668
                                                     =======

          The Company no longer plans to open new markets using its proprietary RF networks and has written down assets and accrued the costs of deinstalling those assets. The Company has terminated its agreement with its VLU supplier and was subject to a penalty and write-off of VLU's that are not on the correct frequency. The Company cancelled its revolving credit agreement and expensed the unamortized deferred costs of the facility. The Company also expensed deferred costs of certain RF related projects.


                                                                     SCHEDULE II


                    Teletrac Holdings, Inc. and Subsidiaries
                        Valuation and qualifying accounts
                   for the three years ended December 31, 1998

                          Reserve for doubtful accounts
--------------------------------------------------------------------------------
                     Beginning                 Charged to                End of
                     of Period    Charged to     other      Deductions   period
                      Balance      expense      accounts       (1)       balance
--------------------------------------------------------------------------------
December 31, 1998     612,639      962,110       84,263      675,858     983,154
December 31, 1997     460,001      468,749      200,000      516,111     612,639
December 31, 1996     290,094      549,354      167,141      546,588     460,001


(1)   Accounts written off during the year.



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 1998.


Name                            Age               Position

John F. Sarto, Jr...........     50       Chairman of the Board, Chief
                                          Executive Officer and
                                          Director
Lawrence P. Jennings........     44       Vice President of Operations
Alan B. Howe................     37       Vice President of Finance and
                                          Corporate Development
Steven D. Scheiwe...........     38       General Counsel and Secretary
James E. Seng ..............     54       Vice President of Engineering
Michael Markbreiter.........     37       Director

          Each Director of the Company has been elected pursuant to the terms of the Stockholders' Agreement (defined below).

          Each Director of the Company is also a Director of Teletrac, Inc., a Delaware corporation ("Teletrac") and the operating subsidiary of the Company. Mr. Sarto is also Chairman of the Board and Chief Executive Officer of Teletrac. Mr. Howe and Mr. Scheiwe are also Vice Presidents of Teletrac and Mr. Scheiwe is the Secretary of Teletrac.

          John F. Sarto, Jr. has been Chairman and Chief Executive Officer of the Company since April 13, 1998. From January 1995 to March 1998, Mr. Sarto served in a variety of senior positions with the OmniTRACS division of Qualcomm, Inc., including as President from March 1997 until he joined the Company. From 1988 through December 1994, Mr. Sarto was Senior Vice President, Customer Services and Marketing for Overnite Transportation Company, a trucking company.

          Lawrence P. Jennings has been Vice President of Operations of the Company since November 1995. From February through November 1995, Mr. Jennings was a Vice President of Pentapage Inc. ("Pentapage"), a company formed by Messrs. Jennings and Scheiwe and James A. Queen to pursue business opportunities in the communications industry. Pentapage was dissolved in connection with the initial capitalization of the Company. From July 1992 through December 1994, Mr. Jennings served as Vice President of Operations of Premiere Page, Inc. ("Premiere Page"), a regional paging company that was established in 1988, completed its initial public offering of common stock in 1993 and was merged into another paging company in December 1994. Prior to joining Premiere Page, Mr. Jennings was General Manager for Centel Cellular/United Telespectrum, Inc. in Charleston, South Carolina.

          Alan B. Howe has been Vice President of Finance and Corporate Development of the Company since November 1995. From April through November 1995, Mr. Howe was Chief Financial Officer of Pentapage. Mr. Howe served as a Director of Corporate Development for Sprint Corp. as well as in various finance positions within Sprint Corp.'s Wireless Task Force and Corporate Treasury Group. Mr. Howe's last position at Sprint Corp. was with WirelessCo, L.P., the PCS joint venture among Sprint Corp., Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.

          Steven D. Scheiwe has been General Counsel and Secretary of the Company since November 1995. From February through November 1995, Mr. Scheiwe was a Vice President of Pentapage. Mr. Scheiwe had served as General Counsel and Secretary to Premiere Page and its predecessor companies from their inception in 1988.

          James E. Seng has been Vice President of Engineering of the Company since February 1996. Prior to joining the Company, Mr. Seng was President of Project Group 2000, an engineering consulting firm. From 1990 to 1994, Mr. Seng was Vice President of Engineering at Premiere Page.

          Michael Markbreiter has been a Director of the Company since January 1996. Mr. Markbreiter has been a portfolio manager at Kingdon Capital Management Corp. for private equity investments since August 1995. Mr. Markbreiter co-founded Ram Investment Corp., a venture capital company, from March 1994 through March 1995, and had previously been a portfolio manager for Asia at Kingdon Capital Management Corp. from February 1993 through January 1994. Mr. Markbreiter is a director of Alyn Corp. And Global Pharmaceuticals Corp.

          Messrs. Sanford Anstey, Robert F. Benbow, David J. Berkman, Michael A. Greeley, Marc H. Michel, Brian A. Rich and James A. Queen, all of whom were directors of the Company during 1998, resigned from the Board of Directors prior to the date of this Report.

          Effective April 13, 1998, John F. Sarto became the Company's Chairman and Chief Executive Officer, replacing James A. Queen who had resigned from those positions on the same date.

          The Company's former Chief Financial Officer resigned in June 1997. During the search for a replacement, Alan B. Howe, the Company's Vice President of Finance and Corporate Development, is acting as Chief Financial Officer of the Company.

          Bruce F. Lemay served as Vice President of the Consumer Division of the Company from February 1997 through March 1998.

          The executive officers of the Company are elected by the Board of Directors and serve at its discretion.

          All directors are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Directors do not receive an annual retainer or meeting attendance fees. However, the Company reimburses non-management directors for expenses incurred in attending meetings of the Board of Directors.

          During 1998, the Board of Directors of the Company held five meetings. The only standing committees of the Board of Directors are the Audit Committee and the Compensation Committee. During 1998, the members of the Audit Committee were Messrs. Anstey, Greeley and Michel. The Audit Committee periodically consults with the Company's management and independent public accountants on financial matters, including the Company's internal financial controls and procedures. The Audit Committee held two meetings in 1998. During the members of the Compensation Committee were Messrs. Benbow, Berkman and Rich. The Compensation Committee approves compensation arrangements for the Company's executive officers and administers the Company's stock option plans. The Compensation Committee held three meetings in 1998.

Item 11.  EXECUTIVE COMPENSATION

          The following table sets forth certain compensation information as to the individuals who served as Chief Executive Officer during the fiscal year ended December 31, 1998and the four other highest paid executive officers of the Company for the fiscal year ended December 31, 1998:


                     ANNUAL COMPENSATION
                     ___________________                 LONG-TERM
                                                         COMPENSATION
                                                         AWARDS
                                               ______
                                                         SECURI-   ALL
NAME AND             YEAR   SALARY    BONUS    OTHER     TIES      OTHER
PRINCIPAL                   ($)       ($)      ANNUAL    UNDER-    COMPEN-
POSITION                                       COMPEN-   LYING     SATION
                                               SATION    OPTIONS   (1) ($)
                                                         (#)
----------           ----   -------   -----    -------   -------   -------


James A. Queen(2)
Chairman of
  The Board          1996    201,000   38,000     -    24,671(3)    1,000
Chief Executive
  Officer            1997    220,000   53,175     -         0       1,000
                     1998    220,000        0     -         0       1,000


John Sarto(2)        1996     N/A      N/A        -         0       1,000
Chairman of
  The Board          1997     N/A      N/A
Chief Executive
   Officer           1998   233,133    50,000     -

Jim Seng             1996     N/A       N/A
Vice President of    1997     N/A       N/A
Engineering          1998   127,635    52,944     -          0      1,000

Lawrence P. Jennings 1996   158,000   29,000      -      3,876      1,000
Vice President of
  Operations         1997   169,130   29,652      -          0      1,000
                     1998   169,130   25,234                        1,000

Alan B. Howe         1996   106,000   19,000      -      1,699      1,000
Vice President of
  Finance and
  Corporate
  Development        1997   114,128   28,450      -          0      1,000
                     1998   131,124   43,940      -          0      1,000

Steven D. Scheiwe    1996   117,000   21,000      -      4,442      1,000
General Counsel and
  Secretary          1997   125,130   30,467      -          0      1,000
                     1998   143,830   34,890      -          0      1,000


----------
[FN]

(1) Amounts shown for each officer consist of amounts accrued by the Company for contribution to the Company's 401(k) Savings Plan that are allocable to such officer.

(2) Mr. Queen served as Chairman of the Board and Chief Executive Officer until his resignation on April 13, 1998 at which point Mr. Sarto assumed these positions.

(3) In connection with the amendment of Mr. Queen's employment agreement in 1997, certain options were canceled. See "Employment Agreements" below.

Employment Agreements

          On March 18, 1998, the Company entered into an employment agreement with Mr. Sarto providing for a two-year term of employment at a salary of $325,000 per annum, with a bonus of $100,000 for the first year of the term and a bonus opportunity of up to $100,000 in the second year. Effective April 13, Mr. Sarto was granted (i) options to purchase an aggregate 22,828 shares of the Holdings' Class A Common Stock at a weighted average exercise price of $275 per share under the Company's existing stock option plans and (ii) additional options to purchase 10,553 shares of Class A Common Stock at an exercise price of $220 per share. Mr. Sarto is also be eligible to receive deferred compensation in the amount of $464,332 per annum for a five-year period, which will be payable only when and as he is eligible to exercise such additional options and actually has exercised them.

          In January 1996, the Company and Mr. Jennings entered into an agreement pursuant to which Mr. Jennings agreed to serve as the Vice President of Operations of the Company through December 31, 1998. Under the agreement, Mr. Jennings was paid compensation of $154,000 per year (plus the cost of health insurance) and is eligible to receive a bonus of up to 20% of his base salary at the discretion of the Board of Directors. In addition, in 1996 Mr. Jennings was granted options to purchase 3,876 shares of Common Stock at prices ranging from $100 to $150 per share. One-third of the options granted vest on each of the following three one-year anniversaries of the date of grant. The agreement also includes a confidentiality provision and a non-compete provision. The agreement was amended in December 1997 to increase Mr. Jennings' annual salary to $169,128 and to provide that in the event Mr. Jennings is still employed by the Company on December 31, 1999, he will be entitled to receive a bonus in respect of 1999 equal to 100% of his salary for 1999.

          In December 1997, the Company and Mr. Howe entered into an agreement pursuant to which Mr. Howe agreed to serve as the Vice President of Finance and Corporate Development of the Company through December 31, 1998. Under the agreement, Mr. Howe is paid compensation of $114,128 per year (plus the cost of health insurance) and is eligible to receive a bonus of up to 20% of his base salary at the discretion of the Board of Directors. In addition, in the event Mr. Howe is still employed by the Company on December 31, 1999, he will be entitled to receive a bonus in respect of 1999 equal to 100% of his salary for 1999. In 1996 Mr. Howe was granted options to purchase 1,699 shares of Common Stock at prices ranging from $100 to $150 per share. One-third of the options granted vest on each of the following three one-year anniversaries of the date of grant. The agreement also includes a confidentiality provision and a non-compete provision.

          In January 1996, the Company and Mr. Scheiwe entered into an agreement pursuant to which Mr. Scheiwe agreed to serve as the General Counsel and Secretary of the Company through December 31, 1998. Under the agreement, Mr. Scheiwe is paid compensation of $114,200 per year (plus the cost of health insurance) and is eligible to receive a bonus of up to 20% of his base salary at the discretion of the Board of Directors. In addition, in 1996 Mr. Scheiwe was granted options to purchase 4,442 shares of Class A Common Stock at prices ranging from $100 to $150 per share. One-third of the options granted vest on each of the following three one-year anniversaries of the date of grant. The agreement also includes a confidentiality provision and a non-compete provision. The agreement was amended in December 1997 to increase Mr. Scheiwe's annual salary to $125,128 and to provide that in the event Mr. Scheiwe is still employed by the Company on December 31, 1999, he will be entitled to receive a bonus in respect of 1999 equal to 100% of his salary for 1999.

          In November 1995, the Company and Mr. Queen, the former Chairman and Chief Executive Officer of the Company, entered into an agreement pursuant to which Mr. Queen had agreed to serve as the Chief Executive Officer of the Company through December 31, 1998. Under the agreement, Mr. Queen was paid compensation of $200,000 per year (plus the cost of health insurance) and was eligible to receive a bonus of up to 25% of his base salary at the discretion of the Board of Directors. In addition, in 1996 Mr. Queen was granted options to purchase 24,671 shares of Class A Common Stock at prices ranging from $100 to $150 per share. One-third of the options granted vest on each of the following three one-year anniversaries of the date of grant. The agreement also included a confidentiality provision and a non-compete provision.

          In November 1997, the Company and Mr. Queen amended the employment agreement. This amendment, among other things, (i) extended the term of employment through December 31 1999, (ii) reflected the increase in Mr. Queen's annual salary to $220,000 effected in 1997, (iii) set a maximum annual bonus of $65,000 and (iv) redefined Mr. Queen's duties to include serving in the capacity reasonably designated by the Board of Directors in the event Mr. Queen relinquishes his position as Chairman and Chief Executive Officer of the Company. Effective April 13, 1998, Mr. Queen relinquished that position at the Company, and has continued in the employ of the Company since that date, although he no longer serves as an executive officer. The amendment to Mr. Queen's employment agreement also revised the termination provisions such that in the event of termination of his employment under certain circumstances Mr.

Queen will be entitled to receive the salary he would otherwise be entitled to had he not been terminated prior to December 31, 1999. The amendment also provided for the cancellation of options to purchase an aggregate 13,247 shares, the extension of the vesting period of his remaining options and the extension of the exercise period of vested options to up to one year following termination of employment.

401(k) Plan

          The Company maintains a 401(k) Savings Plan for its full-time employees which permits employee contributions up to 15% of annual compensation to the plan on a pre-tax basis. In addition, the Company may make a matching contribution of up to 50% of each participating employee's annual compensation, not to exceed $1,000, before taxes. The Company may also make additional discretionary contributions to the Plan in any plan year up to the annual 401(k) plan contribution limits as defined in the Internal Revenue Code of 1986, as amended. The Plan is administered by the Compensation Committee.

          For the plan year ended December 31, 1997, the Company has accrued an aggregate of approximately $91,000 for matching contributions to the Plan in 1997, of which $1000 was accrued on behalf of each of Messrs. Queen, Jennings, Howe and Scheiwe, and all of which has been contributed.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

          The following table sets forth the information regarding the beneficial ownership of the Company's Class A Common Stock, par value $.01 per share (the "Holdings Common Stock"), and Series A Redeemable Convertible Participating Preferred Stock, as of December 31, 1998 by (i) certain stockholders or groups of related stockholders who, individually or as a group, are the beneficial owners of 5% or more of any class of Holdings Common Stock,
(ii) the Chief Executive Officer of the Company, the four other most highly compensated executive officers of the Company and the directors of the Company and (iii) the executive officers and directors of the Company as a group.

                                                                           Shares Beneficially Owned
                                                             Class A Common Stock(1)            Preferred Stock
Name(2)                                                    Number of            Percent            Number of       Percent
                                                           Shares               of Class           Shares         of Class
Principal Stockholders:

                                                                           Shares Beneficially Owned
Burr, Egan, Deleage Funds(3)............................
  c/o Burr, Egan Deleage & Co.                                 73,088.02          28.0%       23,088.02          12.2%
  One Post Office Square
  Boston, MA 02109

Alta Communications Funds(4)............................       23,088.01            8.5       23,088.01           12.1
  c/o Alta Communications, Inc.
  One Embarcadero Center,
  Suite 4050
  San Francisco, CA 94111

Kingdon Associates, L.P.................................       13,398.99            5.3        5,898.99            3.1
Kingdon Partners, L.P...................................       13,435.06            5.4          935.06              *
M. Kingdon Offshore NV..................................       52,025.97           19.2       22,025.97           11.6
  52 West 57th Street
  New York, NY 10019

Toronto Dominion Capital (U.S.A.), Inc..................       55,772.01           21.9        5,772.01            3.0
  31 West 52nd Street
  20th Floor
  New York, NY 10019

TruePosition, Inc.......................................       55,772.01           21.9        5,772.01            3.0
  3 Bala Plaza East
  Suite 502
  Bala Cynwyd, PA 19004

Eos Partners SBIC, L.P..................................       34,772.01           13.6        5,772.01            3.0
  320 Park Avenue
  22nd Floor
  New York, NY 10022

BancBoston Ventures Inc.................................       34,632.03           12.2       34,632.03           18.2
  100 Federal Street
  Boston, MA 02110

Chestnut Hill Wireless, Inc.............................       40,404.04           14.0       40,404.04           21.2
1300 Boylston Street
Chestnut Hill, MA 02167

Executive Officers and Directors:
John F. Sarto, Jr.(5)...................................       10,553.00            2.3               0              0
Steven D. Scheiwe(5)....................................        4,371.25              *               0              0
Lawrence P. Jennings(5).................................        3,459.87              *               0              0
James E. Seng(5)........................................          580.28              *               0              0
Alan B. Howe(5).........................................          566.34              *               0              0
Sanford Anstey(6).......................................       34,632.03           13.9       34,632.03           18.2
Robert F. Benbow(7).....................................               -              -               -              -
David J. Berkman(8).....................................       55,772.01           22.4        5,772.01            3.0
Michael A. Greeley(9)...................................       40,404.04           16.2       40,404.04           21.2
Michael Markbreiter(10).................................       78,860.02           31.7       28,860.02           15.2
Marc H. Michel(11)......................................       55,772.01           22.4        5,772.01            3.0
Brian A. Rich(11).......................................       55,772.01           22.4        5,772.01            3.0
James A. Queen (5)......................................       19,723.00            4.4               0              0
All executive officers and directors as a group
   (13 persons)(12).....................................      323,394.12           76.2      167,388.15           63.6


-----------
*        Less than 1%.

(1)  Includes all shares issuable upon conversion of the Holdings Preferred
     Stock.

(2) Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all shares set forth in the table. The shares listed include shares of Holdings Common Stock that may be acquired upon exercise of presently exercisable options, or options that will become exercisable within 60 days from the date hereof.

(3) Includes (i) 18,525, shares of Holdings Common Stock and 8,554.11 shares of Holdings Preferred Stock owned by Alta Subordinated Debt Partners III, L.P., (ii) 31,145 shares of Holdings Common Stock and 14,381.53 shares of Holdings Preferred Stock owned by Alta V Limited Partnership and (iii) 330 shares of Holdings Common Stock and 152.38 shares of Holdings Preferred Stock owned by Customs House Partners. Alta Subordinated Debt Partners III, L.P., Alta V Limited Partnership and Customs House Partners are part of an affiliated group of investment funds referred to, collectively, as the Burr, Egan, Deleage Funds. The general partner of Alta Subordinated Debt Partners III, L.P. is Alta Subordinated Debt Management III, L.P. The general partner of Alta V Limited Partnership is Alta V Management Partners, L.P. Each of Alta Subordinated Debt Management III, L.P. and Alta V Management Partners, L.P. exercises sole voting and investment power with respect to all of the shares held of record by the investment fund for which it serves as general partner. Burr, Egan, Deleage & Co., directly or indirectly, provides investment advisory services to each of the investment funds comprising the Burr, Egan, Deleage Funds. Certain of the principals of Burr, Egan, Deleage & Co. are partners in Alta Subordinated Debt Management III, L.P. and Alta V Management Partners, L.P. and, as such, may be deemed to have or share voting or investment power with respect to the shares held by the investment fund for which such entity serves as general partner. The principals of Burr, Egan, Deleage & Co. disclaim beneficial ownership of all of such shares except to the extent of their proportionate pecuniary interests therein. Certain principals of Burr, Egan, Deleage & Co. are general partners of Customs House Partners and may be deemed to share voting and investment power with respect to the shares held of record by Customs House Partners. Such principals of Burr, Egan, Deleage & Co. disclaim beneficial ownership of all of such shares except to the extent of their proportionate pecuniary interests therein. In addition, certain principals of Burr, Egan, Deleage & Co. are affiliated with Alta Communications, Inc.

(4) Includes (i) 22,574.16 shares of Holdings Preferred Stock owned by Alta Communications VI, L.P. and (ii) 513.85 shares of Holdings Preferred Stock owned by Alta Comm S by S, L.L.C. Alta Communications VI, L.P. and Alta Comm S by S are part of an affiliated group of investment funds referred to, collectively, as the Alta Communications Funds. The general partner of Alta Communications VI, L.P. is Alta Communications VI Management Partners, L.P. Alta Communications VI Management Partners, L.P., exercises sole voting and investment power with respect to all of the shares held of record by Alta Communications VI, L.P. Alta Communications, Inc. provides investment advisory services to each of the funds comprising the Alta Communications Funds. Certain of the principals of Alta Communications, Inc. are partners of Alta Communications VI Management Partners, L.P. and as such may be deemed to have or share voting or investment power with respect to the shares held by Alta Communications VI, L.P. The principals of Alta Communications, Inc. disclaim beneficial ownership of all of such shares except to the extent of their proportionate pecuniary interests therein. Certain principals of Alta Communications, Inc. are members of Alta Comm Side by Side and may be deemed to share voting and investment power with respect to the shares held of record by Alta Comm S by S. Such principals of Alta Communications, Inc. disclaim beneficial ownership of such shares except to the extent of their proportionate pecuniary interests therein. In addition, certain principals of Alta Communications, Inc. are affiliated with Burr, Egan, Deleage & Co.

(5) Includes options to purchase shares of Holdings Common Stock that are presently exercisable, or that will become exercisable within 60 days from the date hereof.

(6) Mr. Anstey may be deemed to beneficially own the shares of capital stock owned by BancBoston Ventures. Mr. Anstey disclaims beneficial ownership of such shares.

(7) Mr. Benbow is a general partner of Alta Subordinated Debt Management III, L.P., Alta V Management Partners, L.P. and Alta Communications VI Management Partners, L.P. As a general partner of these funds, he may be deemed to share voting and investment power with respect to the shares of Holdings Common Stock and Holdings Preferred Stock owned by the investment funds for which these funds serve as general partner. Mr. Benbow disclaims beneficial ownership to such shares except to the extent of his proportionate pecuniary interests therein. In addition, Mr. Benbow disclaims all beneficial ownership to all the shares held by Customs House Partners and Alta Comm Side by Side, L.L.C.

(8) Mr. Berkman may be deemed to beneficially own the shares of capital stock owned by TruePosition, Inc. Mr. Berkman disclaims beneficial ownership of such shares.

(9) Mr. Greeley may be deemed to beneficially own the shares of capital stock owned by Chestnut Hill Wireless. Mr. Greeley disclaims beneficial ownership of such shares.

(10) Mr. Markbreiter may be deemed to beneficially own the shares of capital stock owned by Kingdon Associates, L.P., Kingdon Partners, L.P. and M. Kingdon Offshore NV. Mr. Markbreiter disclaims beneficial ownership of such shares.

(11) Messrs. Michel and Rich may be deemed to beneficially own the shares of capital stock owned by Toronto Dominion Capital (U.S.A.), Inc. Messrs. Michel and Rich disclaim beneficial ownership of such shares. Mr. Michel was employed by Eos Partners until January 1998.

(13) Includes shares held by (i) BancBoston Ventures Inc. that may be deemed to be beneficially owned by Mr. Anstey, (ii) TruePosition, Inc. that may be deemed to be beneficially owned by Mr. Berkman, (iii) Chestnut Hill Wireless, Inc. that may be deemed to be beneficially owned by Mr. Greeley,
     (iv) Kingdon Associates, L.P., Kingdon Partners, L.P. and M. Kingdon Offshore NV that may be deemed to be beneficially owned by Mr. Markbreiter and (v) Toronto Dominion Capital (U.S.A.), Inc. that may be deemed to be beneficially owned by Messrs. Michel and Rich. Does not include shares held by Alta Subordinated Debt Partners III, L.P., Alta V Limited Partnership, Customs House Partners, Alta Communications VI, L.P. and Alta Comm S by S that may be deemed to be beneficially owned by Mr. Benbow.

Item 13.  Certain Relationships and Related Transactions

Exchange Agreement

          The Company, Teletrac and the Company stockholders that were a party thereto (the "Stockholders") have entered into an Exchange Agreement dated July 31, 1997 filed on Registration Statement on Forms S-4 of the Act as filed with the Securities and Exchange Commission on September 5, 1997 (the "Exchange Agreement") establishing the holding company structure.

          Under the terms of the Exchange Agreement, each of the Stockholders exchanged their shares of Teletrac Common Stock and Preferred Stock for substantially similar shares of Holdings Common Stock and Preferred Stock. The Exchange Agreement also assigned the Stock Purchase Agreement, dated as of December 6, 1996, among Teletrac and certain of the Stockholders (the
"Preferred Stock Purchase Agreement"), the Stockholders' Agreement, dated as of December 6, 1996, among Teletrac and the Stockholders (the "Stockholders Agreement") and the Amended and Restated Registration Agreement, dated as of December 6, 1996, among Teletrac and the Stockholders (the "Registration
Rights Agreement") from Teletrac to the Company and released Teletrac from any liabilities thereunder arising after the date of assignment. Certain provisions of the Stockholders' Agreement, the Registration Agreement and the Preferred Stock Purchase Agreement were also amended to facilitate the Units Offering, as described in the Exchange Agreement. Under the Exchange Agreement, each Stockholder has also subordinated the payment of any amount due to such Stockholder, and all other rights and claims of such Stockholder, arising under the Exchange Agreement, the Preferred Stock Purchase Agreement, the Stockholders' Agreement or the Registration Agreement to the indebtedness of Teletrac's under or relating to Teletrac's 14% Exchange Notes issued pursuant to the Indenture (as hereinafter defined) in the Exchange (the "Notes") or otherwise arising under the Indenture, dated as of August 6, 1997, between Teletrac's and Norwest Bank Minnesota, National Association, as trustee and Collateral Agent (the "Indenture") or the Credit Agreement, dated as of September 17, 1997 (the "Credit Facility"), by and among Teletrac's, the
Lenders named therein, Banque Paribas, as Administrative Agent for such Lenders and Fleet National Bank, as Document Agent for such Lenders.

          Under the terms of the Exchange Agreement, the Company has filed an amendment to its Certificate of Incorporation. Such amendment extends to February 1, 2008 the date on which the holders of a majority in interest of Holdings Preferred Stock may require the Company to redeem all of the outstanding shares of Holdings Preferred Stock. In addition, such amendment includes certain provisions requiring the affirmative vote of the holders of a majority of the shares of Holdings Preferred Stock, voting as a single class on an as-converted basis, for the Company to: (i) authorize or issue, or obligate itself to issue, any equity security senior to or on parity with Holdings Preferred Stock, (ii) incur, create, assume, become or be liable in any manner with respect to any new or additional indebtedness or liability, except under the Indenture or the Credit Facility, or as permitted by the Indenture or the Credit Facility and delivery of a definitive agreement with respect thereto and Refinancing Indebtedness, (iii) redeem, purchase or otherwise acquire for value any shares of Holdings Common Stock or of any class of capital stock of the Company, or any of its outstanding options, warrants or convertible or exchangeable securities, except for repurchases of shares of Common Stock at cost by the Company under employee stock plans and programs, (iv) enter into any transaction or agreement with any officer, director or stockholder of the Company, or any wholly or partially owned subsidiary of the Company, or any other affiliate of the Company, except in an arms-length transaction approved by the Audit Committee, (v) authorize any merger or consolidation of the Company with or into any other corporation, partnership or entity (with the result that less than a majority of the outstanding voting power of the surviving corporation is held by persons who were stockholders of the Company immediately prior to such event) or permit the sale of all or any material portion of the capital stock or assets of the Company (other than sales in the ordinary course of business and consistent with past practices), or (vi) increase or decrease the total number of authorized shares of Holdings Preferred Stock. In addition, the consent of the holders of 66 2/3% of the issued and outstanding shares of Holdings Preferred Stock is required for the Company to permit or authorize the voluntary reorganization, liquidation, dissolution or winding up of the Company. Furthermore, the Company is not permitted to amend its Certificate of Incorporation or By-laws (a) so as to adversely affect the rights of the holders of Holdings Preferred Stock with respect to dividends, liquidation preferences or redemption without the consent of 80% of the outstanding shares of Holdings Preferred Stock, or (b) so as to adversely affect any other preference, powers, rights or privileges of holders of Holdings Preferred Stock without the consent of holders of at least 66 2/3% of the outstanding shares of Holdings Preferred Stock.

          TD Securities acted as co-manager with Donaldson, Lufkin & Jenrette Securities Corporation with respect to the issuance of the Units and in connection therewith received compensation of approximately $1.1 million. Messrs. Michel and Rich are each Managing Directors of TD Capital (USA), Inc., an affiliate of TD Securities.





                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENTS
           AND REPORTS ON FORM 8-K

          (a)(1 and 2) Financial Statements.

          See Index to Consolidated Financial Statements and Financial Statement Schedule herein.

          (3) Exhibits:

Exhibit
Number            Description

3.1 Certificate of Incorporation of Teletrac Holdings, Inc., dated July 15, 1997 (incorporated by reference to Exhibit 3.1 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

3.2 Certificate of Amendment of Certificate of Incorporation of Teletrac Holdings, Inc., dated July 30, 1997 (incorporated by reference to Exhibit
     3.2 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

3.3 Restated Certificate of Incorporation, dated September 18, 1995 of Teletrac, Inc. (incorporated by reference to Exhibit 3.1 to Teletrac, Inc's Registration Statement No. 333-35021).

3.4 Certificate of Amendment to Restated Certificate of Incorporation, dated December 4, 1996 of Teletrac, Inc. (incorporated by reference to Exhibit
     3.2 to Teletrac, Inc's Registration Statement No. 333-35021).

3.5 By-laws of Teletrac Holdings, Inc., adopted as of July 30, 1997 (incorporated by reference to Exhibit 3.3 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

3.6 By-laws of Teletrac, Inc., adopted as of November 14, 1995 (incorporated by reference to Exhibit 3.3 to Teletrac, Inc.'s Registration Statement No. 333-35021).

4.1 Warrant Agreement, dated August 6, 1997, between Teletrac Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.1 to Teletrac Holdings, Inc. Registration Statement No. 333-35017).

4.2 Indenture between Teletrac, Inc. and Norwest Bank Minnesota, National Association, as Trustee, dated August 6, 1997 (incorporated by reference to
     Exhibit 4.2 to Teletrac, Inc.'s Registration Statement No. 333- 35021).

4.3 Registration Rights Agreement, dated August 6, 1997, among Teletrac, Inc., Teletrac Holdings, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and TD Securities (USA) Inc. (incorporated by reference to
     Exhibit 4.2 to Teletrac, Inc.'s Registration Statement No. 333-35021).

10.1 VLU Production Agreement, dated as of September 6, 1996, between Tadiran, Ltd. and Teletrac, Inc. (incorporated by reference to Exhibit 10.1 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.2 Amendment to VLU Production Agreement, dated as of May 28, 1997, between Tadiran, Ltd. and Teletrac, Inc. (incorporated by reference to Exhibit 10.2 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.3 Mobile Data Terminal Purchase Agreement, dated as of February 8, 1996, between Micronet, Inc. and Teletrac, Inc. (incorporated by reference to Exhibit 10.3 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.4 Amendment to Mobile Data Terminal Purchase Agreement, dated September 16, 1996, between Micronet, Inc. and Teletrac, Inc. (incorporated by reference to Exhibit 10.4 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.5 Value Added Reseller License Agreement, dated June 3, 1997, between Etak, Inc. and Teletrac, Inc. (incorporated by reference to Exhibit 10.5 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.6 Pledge Agreement, dated August 6, 1997, between Teletrac, Inc. and Norwest Bank Minnesota, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.6 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.7 Employment Agreement, dated as of November 14, 1995, as amended, between James A. Queen and Teletrac, as amended by an amendment thereto dated November 11, 1997.

10.8 Employment Agreement, dated as of January 17, 1996, as amended, between Lawrence P. Jennings and Teletrac, as amended by an amendment thereto dated December 5, 1997.

10.9 Employment Agreement, dated as of December 5, 1997, between Alan B. Howe and Teletrac.

10.10 Employment Agreement, dated as of January 17, 1996, as amended, between Steven D. Scheiwe and Teletrac, as amended by an amendment thereto dated December 5, 1997.

10.11 Employment Agreement, dated as of March 18, 1998, between John F. Sarto, Jr. and Teletrac.

21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).


          (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1998:

          None.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1999                   TELETRAC HOLDINGS, INC.

                                       By /s/ John F. Sarto
                                          --------------------------------------
                                          John F. Sarto
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer, and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                           Date
----------                            -----                           ----

                              Chairman of the Board
                              of Directors, Chief
/s/ John F. Sarto             Executive Officer, and
-------------------------       Director                          March 31, 1999
John F. Sarto

                              Vice President of
                              Finance and Corporate
/s/ Alan B. Howe              Development (Principal
-------------------------       Financial Officer)                March 31, 1999
Alan B. Howe


                              Controller (principal
/s/ Charles Scheiwe           accounting officer)                 March 31, 1999
-------------------------
Charles Scheiwe

                              Director                            March 31, 1999
-------------------------
Michael Markbreiter