Form 10-Q
period 1999-03-31
TELETRAC HOLDINGS INC
filed 1999-05-17
CIK 1045420

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       ---

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1999


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

                     2131 Faraday Avenue, Carlsbad, CA 92008
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip code)

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

                  As of May 17, 1999, Teletrac Holdings, Inc. had outstanding 249,000 shares of Class A Common Stock, 167,387.19 shares of Series A Redeemable Convertible Participating Preferred Stock, 23,089 shares of Series A1 Redeemable Convertible Participating Preferred Stock and 132,506.76 shares of Series B Participating Convertible Preferred Stock.



                TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         December 31, 1998      March 31, 1999
                                                                                                 (unaudited)

                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $5,953,505         $2,300,651
  Accounts receivable, less allowances of $983,154 and $679,163
       at 1998 and 1999                                                           4,608,619          4,824,382
  Inventories (note 3)                                                            8,319,016          7,308,542
  Prepaid expenses and other current assets                                       1,483,843          1,878,151
  Short-term portion of restricted investments                                    6,125,000          2,450,000
                                                                         -------------------    ---------------

       Total current assets                                                      26,489,983         18,761,726
                                                                         -------------------    ---------------


RESTRICTED INVESTMENTS, HELD TO MATURITY                                         22,023,208         18,660,202
PROPERTY AND EQUIPMENT, net of accumulated depreciation of                       19,135,386         18,484,810
   $7,126,335 and $8,562,106 (note 5)
INVENTORIES, LONG-TERM                                                            3,435,700          3,435,700
OTHER ASSETS, net of accumulated amortization of $468,141 and $548,089
       at 1998 and 1999                                                           6,312,294          6,861,444
                                                                         -------------------    ---------------

       Total assets                                                             $77,396,571        $66,203,881
                                                                         ===================    ===============



             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                               $1,505,499         $1,628,474
  Accrued expenses                                                                3,103,998          2,632,333
  Current portion of long-term obligations                                        1,246,999          1,317,254
  Accrued interest                                                                6,125,000          2,450,000
  Refrequency liability                                                              64,469             50,826
                                                                         -------------------    ---------------

       Total current liabilities                                                 12,045,965          8,078,887
                                                                         -------------------    ---------------


SENIOR NOTES, 14% due 8/1/2007                                                   98,445,776         98,543,020

LONG-TERM OBLIGATIONS                                                             2,769,638          2,416,804
PREFERRED STOCK, Series A and A-1, redeemable cummulative, 15% dividend,
  190,477 shares authorized and 190,476.19 shares issued and outstanding         44,033,500         45,684,756
PREFERRED STOCK, Series B, convertible participating, 5% dividend,
   400,000 shares authorized and 132,506.76 shares issued and outstanding        10,034,181         10,159,609
PREFERRED STOCK, undesignated, 567,338 shares authorized, none issued or outstanding
PREFERRED STOCK, redeemable, 400,000 shares authorized, none issued or outstanding


STOCKHOLDERS' DEFICIT:
Common stock, Class A, $.01 par value, 1,000,000 shares authorized and
   249,000 issued and outstanding                                                     2,490              2,490
Common stock, Class B, $.01 par value, 70,000 shares authorized and none issued or outstanding
Warrants, 105,000 units to purchase 57,071 shares of Class A common stock         7,039,954          7,039,954
Additional Paid-in-capital                                                       10,775,955          8,999,271
Accumulated deficit                                                            (107,750,888)      (114,720,909)
                                                                         -------------------    ---------------

       Total stockholders' deficit                                              (89,932,489)       (98,679,194)
                                                                         -------------------    ---------------

       Total liabilities and stockholders' deficit                              $77,396,571        $66,203,881
                                                                         ===================    ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.


            TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                                    For the Three Months
                                                       Ended March 31,
                                                  1998               1999
                                             ---------------    ----------------

OPERATING REVENUES
  Service Revenue                                 3,997,905           5,347,437
  Equipment Revenue                               2,680,147           2,537,816
  Other Revenue                                      ------           2,570,255
                                             ---------------    ----------------
                                                 $6,678,052         $10,455,508


OPERATING EXPENSES:
  Cost of revenues                                  897,271             900,002
  Cost of equipment                               2,107,449           1,971,218
  Selling, general and administrative             6,470,961           7,253,791
  Engineering                                     2,068,671           2,066,123
  Research & development costs                      393,026             139,668
  Depreciation and amortization                   1,149,010           1,563,943
                                             ---------------    ----------------

     LOSS FROM OPERATIONS                        (6,408,336)         (3,439,237)




OTHER EXPENSE (INCOME):
  Interest expense                                3,493,549           3,866,372
  Interest and other income                        (944,385)           (335,588)
                                             ---------------    ----------------
     LOSS BEFORE INCOME TAXES                    (8,957,500)         (6,970,021)

PROVISION FOR INCOME TAXES                               --                  --

                                             ---------------    ----------------
NET LOSS                                        ($8,957,500)        ($6,970,021)


PREFERRED STOCK DIVIDENDS                         1,237,500           1,776,684

                                             ---------------    ----------------
NET LOSS APPLICABLE TO COMMON STOCK            ($10,195,000)        ($8,746,705)
                                             ===============    ================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                  For The
                                                                        Three Months Ended March 31,
                                                                       1998                     1999
                                                                       ----                     ----

OPERATING ACTIVITIES:
   Net Loss                                                            $ (8,957,500)            $ (6,970,021)
                                                                --------------------     --------------------
   Adjustments to reconcile net loss to net cash used in
      operating activities -
       Depreciation and amortization                                      1,149,010                1,563,943
       Accretion of discount on senior notes                                (76,363)                  97,244
       (Gain)/Loss on assets disposed/sold                                   47,744                   16,715
       Changes in working capital and other assets and
           liabilities                                                   (5,682,171)                  43,610
       Restricted cash (note 4)                                           1,750,000                       --
       Refrequency liability                                             (1,651,690)                  (5,541)
       Accrued interest                                                  (3,470,833)              (3,675,000)
                                                                --------------------     --------------------

          Total adjustments                                              (7,934,303)              (1,959,029)
                                                                --------------------     --------------------

          Cash used in operating activities                             (16,891,803)              (8,929,050)
                                                                --------------------     --------------------


INVESTING ACTIVITIES:
       Proceeds from sale of assets                                           3,117                       --
       Acquisition of property and  equipment                            (2,558,064)                (828,618)
       Acquisition of other intangible assets                              (102,383)                (629,096)
                                                                --------------------     --------------------

          Cash used in investing activities                              (2,657,330)              (1,457,714)
                                                                --------------------     --------------------


FINANCING ACTIVITIES:
       Cost of credit facility                                               (4,619)                      --
       Restricted investments                                             6,580,983                7,038,006
       Payments on capital leases                                          (158,936)                (304,096)
                                                                --------------------     --------------------

          Cash provided by financing activities                           6,417,428                6,733,910
                                                                --------------------     --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (13,131,705)              (3,652,854)

CASH AND CASH EQUIVALENTS, beginning of period                           41,480,737                5,953,505
                                                                --------------------     --------------------

CASH AND CASH EQUIVALENTS, end of period                               $ 28,349,032              $ 2,300,651
                                                                ====================     ====================


SUPPLEMENTAL DISCLOSURE -
       Interest (net of amounts capitalized)                            $ 3,532,632              $ 3,706,377

     The accompanying notes are an integral part of these condensed consolidated financial statements.



                                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                  (unaudited)



                                               Common Stock                        Paid-in          Accumulated
                                            Class A    Class B      Warrants       Capital            Deficit

BALANCE, December 31, 1998                  $ 2,490    $     -      $ 7,039,954    $ 10,775,955     $(107,750,888)

Net loss                                          -          -                -               -        (6,970,021)
Preferred stock dividends                         -          -                -      (1,776,684)                -
                                            -------    -------      -----------    ------------     -------------

BALANCE, March 31, 1999                     $ 2,490    $     -      $ 7,039,954    $  8,999,271     $(114,720,909)
                                            =======    =======      ===========    ============     =============


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

The Company is highly leveraged and has incurred significant losses in each year of operations. The Company expects to continue to incur net losses based on its business plan in the short term. The Company has significantly reduced expenses while maintaining revenues in an effort to reduce those net losses. The Company is currently in discussions with its bondholders and private equity holders to find ways to provide capital to the Company along with restructuring of its debt and equity structure. Any restructuring will likely require that the Company file under Chapter 11 of the U.S. Bankruptcy Code, and management believes such filing, if any, shall occur during the second quarter of 1999. The Company is making efforts to migrate certain markets to non-proprietary networks and is evaluating the sale of certain networks. The Company's intent in any scenario is to avoid any disruption of service to customers in markets that are not being migrated and minimize disruption in markets that are being migrated. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms or at all, or that it will achieve the desired results of any Reorganization Plan.

The Company offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation of a Vehicle Location Unit "VLU" in each vehicle. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director Enterprise Edition(R), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer, which is connected to the Company's networks. Fleet Director Enterprise Edition(R) can be complemented with the Company's messaging units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director Enterprise Edition(R) screen.

As of March 31, 1999, the Company operated in twelve metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento, New York and Washington D.C. The Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles and Miami markets.

The Company's revenues are derived from sales and installation of its VLU's, messaging units, proprietary software and charges for its services.

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated interim financial statements of Teletrac Holdings, Inc. and its wholly owned subsidiary Teletrac, Inc. ("Teletrac" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended December 31, 1998 filed on Form 10-K.

NOTE 3 - INVENTORIES

Inventories consisted of the following at December 31, 1998 and March 31, 1999 (unaudited):

                                      December 31, 1998         March 31, 1999

Vehicle Location Units ("VLU")        $ 8,178,316                7,674,057
Messaging Units                         1,920,656                1,691,360
Computers & Software                      207,882                  446,031
Other Inventory                         1,447,862                  932,794
                                        ---------                  -------
       Total Inventory                 11,754,716               10,744,242
       Less:  Long Term Inventory       3,435,700                3,435,700
                                        ---------                ---------
       Current Portion                $ 8,319,016                7,308,542
                                      ===========                =========




NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consisted of the following at December 31, 1998 and March 31, 1999 (unaudited):

                                        December 31, 1998       March 31, 1999

      System Equipment                       $16,867,532          $17,347,164
      Automobiles                                528,666              525,662
      Furniture & Fixtures                     2,439,229            2,517,865
      Computer Equipment                       5,343,246            5,491,096
      Leasehold Improvements                     243,961              262,567
      Construction in Progress                   839,088              902,562
                                                 -------              -------
        Total Property & Equipment           $26,261,722          $27,046,916
                                             -----------          -----------
           Accumulated Depreciation          (7,126,336)         ( 8,562,106)
                                             -----------         ------------
                Net Property & Equipment     $19,135,386          $18,484,810
                                             ===========          ===========

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

RESULTS OF OPERATIONS

In prior periods, the Company reported units separately for VLU and messaging units. The Company has elected to change the recording of "units" to "vehicle applications" which combines any messaging units in with the VLU count.


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues. Total revenues for the three months ended March 31, 1999 were $10.5 million, compared to $6.7 million in the first quarter of 1998, an increase of 57%.

     Equipment revenues decreased to $2.5 million for the three months ended March 31, 1999 from $2.7 million for the three months ended March 31, 1998. Gross commercial installs decreased to 3,714 vehicle applications for the three months ended March 31, 1999 from 4,925 vehicle applications for the three months ended March 31, 1998. Average equipment revenue per vehicle application for the three months ended March 31, 1999 was $683 compared to $544 for the three months ended March 31, 1998, an increase of 26%.

     Service revenues increased to $5.3 million for the three months ended March 31, 1999 from $4.0 million for the three months ended March 31, 1998, an increase of 33%, primarily due to an increase in the total number of commercial vehicle applications, to 62,003 at March 31, 1999 from 52,047 at March 31, 1998. Also, the average commercial service revenue per vehicle application increased to $26.13 in March 1999 from $23.27 in March 1998 as a result of an increase in monthly airtime rates on new and existing customers.

     Other revenues for the three months ended March 31, 1999 was $2.6 million. The Company licensed its proprietary location and messaging solution to an affiliate of Ituran Location and Control LTD, Teletrac's Israeli licensee. The agreement permits Ituran's affiliate to market and operate Teletrac's proprietary technology in Latin and South America and certain countries in Eastern Europe. In addition to the initial licensing fee, the agreement includes provisions for future royalty payments. As part of the consideration of the licensing agreement, Ituran and Teletrac agreed to the elimination of future royalty payments due to Teletrac for Israel.

     Cost of Revenues. Cost of revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues was flat at $0.9 million for the three months ended March 31, 1999 and for the three months ended March 31, 1998.

     Cost of Equipment. Cost of equipment decreased to $2.0 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998.

Research and Development, Engineering, Selling, General and Administrative Expenses. Research and development, engineering, selling, general and administrative expenses increased by $0.6 million, to $9.5 million for the three months ended March 31, 1999 from $8.9 million for the three months ended March 31, 1998. The increase in expenses was mostly related to selling, general, and administrative expenses in the New York market that was not opened during the first quarter of 1998.

     Depreciation and Amortization. Depreciation and Amortization increased for the three months ended March 31, 1999 to $1.6 million from $1.1 million for the three months ended March 31, 1998, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

     Operating Losses. Operating losses incurred by the Company were $3.4 million for the three months ended March 31, 1999, as compared to $6.4 million for the three months ended March 31, 1998, for the reasons discussed above.

     Interest Expense. Interest expense was $3.9 million for the three months ended March 31, 1999 and was primarily related to the 14% Senior Notes.

     Net Loss. For the reasons discussed above and interest income of $0.3 million, net loss decreased to $7.0 million for three months ended March 31, 1999 from $9.0 million for three months ended March 31, 1998. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


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

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures were $.6 million for the three months ended March 31, 1999, primarily for the growth of the Company's networks. The Company currently expects that its aggregate capital expenditures will be $1.2 million for 1999. These capital expenditures will consist primarily of costs associated with the growth and maintenance of its networks.

The Company is highly leveraged and has incurred significant losses in each year of operations. The Company expects to continue to incur net losses based on its business plan in the short term. The Company has significantly reduced expenses while maintaining revenues in an effort to reduce those net losses. The Company is currently in discussions with its bondholders and private equity holders to find ways to provide capital to the Company along with restructuring of its debt and equity structure. Any restructuring will likely require that the Company file under Chapter 11 of the U.S. Bankruptcy Code, and management believes such filing, if any, shall occur during the second quarter of 1999. The Company is making efforts to migrate certain markets to non-proprietary networks and is evaluating the sale of certain networks. The Company's intent in any scenario is to avoid any disruption of service to customers in markets that are not being migrated, and minimize disruption in products that are being migrated. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms or at all, or that it will achieve the desired results of any Reorganization Plan.

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

                                    PART II
                               OTHER INFORMATION


Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

3.1 Amended and Restated Certificate of Incorporation of Teletrac Holdings, Inc., dated October, 1998 (incorporated by reference to Exhibit 3.1 to Teletrac Holdings, Inc.'s Form 10-Q for the period ended September 30,
     1998).

3.2 Restated Certificate of Incorporation, dated September 18, 1995 of Teletrac, Inc. (incorporated by reference to Exhibit 3.1 to Teletrac, Inc's Registration Statement No. 333-35021).

3.3 Certificate of Amendment to Restated Certificate of Incorporation, dated December 4, 1996 of Teletrac, Inc. (incorporated by reference to Exhibit
     3.2 to Teletrac, Inc's Registration Statement No. 333-35021).

3.4 By-laws of Teletrac Holdings, Inc., adopted as of July 30, 1997 (incorporated by reference to Exhibit 3.3 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

3.5 By-laws of Teletrac, Inc., adopted as of November 14, 1995 (incorporated by reference to Exhibit 3.3 to Teletrac, Inc.'s Registration Statement No. 333-35021).

     27.1 Financial data schedule.

(b)  Reports on Form 8-K.

During the three-month period ending March 31, 1999, the Company filed two Current Reports on Form 8-K under Item 5 -- Other Events:

          (i) In a report dated February 10, 1999 and filed February 12, 1999, the Company announced that it had retained Donaldson, Lufkin & Jenrette to assist it in efforts to raise additional capital and in discussions between the Company and the holders of its 14% Senior Notes due 2007 concerning a possible restructuring of its debt.

          (ii) In a report dated February 16, 1999 and filed March 2, 1999, the Company announced that between February 16, 1999 and February 19, 1999, five directors resigned from the respective Boards of Directors of Teletrac Holdings, Inc. and the Company.

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


                                          TELETRAC HOLDINGS, INC.



                                          By:  /s/ Alan B. Howe
                                                 Alan B. Howe
                                                 Vice President of
                                                   Finance and Corporate
                                                   Development and on
                                                   behalf of the Registrant


May 17, 1999

                                 Exhibit Index

3.1 Amended and Restated Certificate of Incorporation of Teletrac Holdings, Inc., dated October, 1998 (incorporated by reference to Exhibit 3.1 to Teletrac Holdings, Inc.'s Form 10-Q for the period ended September 30,
     1998).

3.2 Restated Certificate of Incorporation, dated September 18, 1995 of Teletrac, Inc. (incorporated by reference to Exhibit 3.1 to Teletrac, Inc's Registration Statement No. 333-35021).

3.3 Certificate of Amendment to Restated Certificate of Incorporation, dated December 4, 1996 of Teletrac, Inc. (incorporated by reference to Exhibit
     3.2 to Teletrac, Inc's Registration Statement No. 333-35021).

3.4 By-laws of Teletrac Holdings, Inc., adopted as of July 30, 1997 (incorporated by reference to Exhibit 3.3 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

3.5 By-laws of Teletrac, Inc., adopted as of November 14, 1995 (incorporated by reference to Exhibit 3.3 to Teletrac, Inc.'s Registration Statement No. 333-35021).

27.1 Financial data schedule.