Form 10-Q
period 1999-06-30
TELETRAC HOLDINGS INC
filed 1999-08-13
CIK 1045420

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       ---

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 1999


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

                 3220 Executive Ridge Dr. #100, Vista, CA 92083
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip code)

        Registrant's Telephone Number, Including Area Code (760) 597-0510

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

                  As of August 13, 1999, Teletrac Holdings, Inc. had outstanding 249,000 shares of Class A Common Stock, 167,387.19 shares of Series A Redeemable Convertible Participating Preferred Stock, 23,088 shares of Series A1 Redeemable Convertible Participating Preferred Stock and 132,506.76 shares of Series B Participating Convertible Preferred Stock.

               TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                (TELETRAC, INC., DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        December 31, 1998     June 30, 1999
                                                                                               (unaudited)

                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $5,953,505         $1,388,936
  Accounts receivable, less allowances of $983,154 and
     $706,154 at 1998 and 1999                                                  4,608,619          4,885,722
  Inventories (note 3)                                                          8,319,016          6,828,251
  Prepaid expenses and other current assets                                     1,483,843          1,788,720
  Short-term portion of restricted investments                                  6,125,000          6,125,000
                                                                        ------------------    ---------------
       Total current assets                                                    26,489,983         21,016,629
                                                                        ------------------    ---------------


RESTRICTED INVESTMENTS, HELD TO MATURITY                                       22,023,208         15,267,050
PROPERTY AND EQUIPMENT, net of accumulated depreciation  of                    19,135,386         17,156,664
   $7,126,336 and $9,912,210 (note 4)
INVENTORIES, LONG-TERM                                                          3,435,700          3,435,700
OTHER ASSETS, net of accumulated amortization of $468,141
     and $630,754 at 1998 and 1999                                              6,312,294          6,556,749
                                                                        ------------------    ---------------

       Total assets                                                           $77,396,571        $63,432,792
                                                                        ==================    ===============



            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE
  Current Liabilities:
  Accounts payable - trade                                                                           $86,358
  Accrued expenses                                                                                 1,046,737
  Short-term borrowings (note 5)                                                                    603,667
                                                                        ------------------    ---------------
       Total current liabilities                                                                   1,736,762

LIABILITIES SUBJECT TO COMPROMISE
  Trade and other claims                                                       12,045,965         10,651,270
  Senior notes, 14% due 8/1/2007                                               98,445,776         98,642,629
  Long-term obligations (note 6)                                                2,769,638          2,417,181
                                                                        ------------------    ---------------
       Total liabilities subject to compromise                                113,261,379        111,711,080

                                                                        ------------------    ---------------
       Total liabilities                                                      113,261,379        113,447,842
                                                                        ------------------    ---------------

STOCKHOLDERS' DEFICIT:
PREFERRED STOCK, Series A and A-1, redeemable cummulative,
   15% dividend, 190,477 shares authorized and 190,476.19
   shares issued and outstanding                                               44,033,500         47,336,013
PREFERRED STOCK, Series B, convertible participating, 5% dividend,
   400,000 shares authorized and 132,506.76 shares issued and outstanding      10,034,181         10,285,036
PREFERRED STOCK, undesignated, 567,338 shares authorized, none issued or outstanding
PREFERRED STOCK, redeemable, 400,000 shares authorized, none issued or outstanding
Common stock, Class A, $.01 par value, 1,000,000 shares authorized and
   249,000 issued and outstanding                                                   2,490              2,490
Common stock, Class B, $.01 par value, 70,000 shares authorized and none issued or outstanding
Warrants, 105,000 units to purchase 57,071 shares of Class A common stock       7,039,954          7,039,954
Additional Paid-in-capital                                                     10,775,955          7,222,587
Accumulated deficit                                                          (107,750,888)      (121,901,130)
                                                                        ------------------    ---------------
       Total stockholders' deficit                                            (35,864,808)       (50,015,050)
                                                                        ------------------    ---------------

       Total liabilities and stockholders' deficit                            $77,396,571        $63,432,792
                                                                        ==================    ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                     (TELETRAC, INC., DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                               For the Six Months              For the Three Months
                                                                 Ended June 30,                   Ended June 30,
                                                             1998            1999               1998            1999
                                                          ---------------  --------------   --------------  --------------

OPERATING REVENUES:
  Service revenue                                             $8,343,256      $10,435,817       $4,393,560       $5,088,380
  Equipment revenue                                            5,183,041        4,680,879        2,454,685        2,143,063
  Other revenue                                                        -        2,778,667                -          208,412
                                                          ---------------  ---------------  ---------------  ---------------

     Total operating revenues                                 13,526,297       17,895,363        6,848,245        7,439,855

OPERATING EXPENSES:
  Cost of service revenues                                     1,833,767        1,756,897          936,495          856,895
  Cost of equipment revenue                                    3,917,058        3,206,907        1,809,610        1,235,689
  Selling, general and administrative                         14,408,408       12,396,969        7,937,447        5,143,178
  Engineering                                                  4,332,484        3,449,161        2,263,813        1,383,038
  Research & development costs                                   770,383              593          377,357         (139,075)
  Refrequency costs                                              390,000                -          390,000                0
  Depreciation and amortization                                2,260,070        3,091,680        1,111,060        1,527,737
                                                          ---------------  ---------------  ---------------  ---------------

     LOSS FROM OPERATIONS                                    (14,385,873)      (6,006,844)      (7,977,537)      (2,567,607)
                                                          ---------------  ---------------  ---------------  ---------------

OTHER EXPENSE (INCOME):
  Interest expense                                             7,115,669        7,748,731        3,622,121        3,882,359
  Interest and other income                                   (1,762,530)        (644,997)        (818,146)        (309,409)
                                                          ---------------  ---------------  ---------------  ---------------

EARNINGS BEFORE REORGANIZATION COSTS                         (19,739,012)     (13,110,578)     (10,781,512)      (6,140,557)

REORGANIZATION COSTS                                                   -        1,039,664                -        1,039,664
                                                          ---------------  ---------------  ---------------  ---------------

LOSS BEFORE INCOME TAXES                                    ($19,739,012)    ($14,150,242)    ($10,781,512)     ($7,180,221)

PROVISION FOR INCOME TAXES                                             -                -                -                -
                                                          ---------------  ---------------  ---------------  ---------------

NET LOSS                                                     (19,739,012)     (14,150,242)     (10,781,512)      (7,180,221)
                                                          ===============  ===============  ===============  ===============


PREFERRED STOCK DIVIDENDS                                      2,475,000        3,553,366        1,237,500        1,776,682

                                                          ---------------  ---------------  ---------------  ---------------
NET LOSS APPLICABLE TO  COMMON STOCK                         (22,214,012)     (17,703,608)     (12,019,012)      (8,956,903)
                                                          ===============  ===============  ===============  ===============


                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                     (TELETRAC, INC., DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                             For The
                                                                    Six Months Ended June 30,
                                                                   1998                   1999
                                                                   ----                   ----

OPERATING ACTIVITIES:
   Net Loss                                                      $ (19,739,012)          $ (14,150,242)
   Adjustments to reconcile net loss to net cash used in
      operating activities -
      Depreciation and amortization                                  2,260,070               3,091,679
      Accretion of discount on senior notes                              9,566                 196,853
      (Gain)/Loss on assets disposed/sold                               34,952                  16,715
      Loss on assets from restructuring                             --                          60,394
      Changes in working capital and other assets and
          liabilities                                               (7,538,760)              1,050,359
      Restricted cash                                                1,750,000                --
      Refrequency liability                                         (2,057,829)                (58,184)
      Accrued interest                                                 204,167                --
                                                            -------------------    --------------------

         Total adjustments                                          (5,337,834)              4,357,816
                                                            -------------------    --------------------

         Cash used in operating activities                         (25,076,846)             (9,792,426)
                                                            -------------------    --------------------


INVESTING ACTIVITIES:
      Proceeds from sale of assets                                      15,506                   5,100
      Acquisition of property and  equipment                        (6,937,070)             (1,055,688)
      Acquisition of other intangible assets                          (238,192)               (687,065)
                                                            -------------------    --------------------

         Cash used in investing activities                          (7,159,756)             (1,737,653)
                                                            -------------------    --------------------


FINANCING ACTIVITIES:
      Cost of credit facility                                           (2,253)               --
      Restricted investments                                         6,009,857               6,756,158
      Payments on capital leases                                      (401,256)               (390,648)
      Debtor-in-possession financing                                  --                       600,000
                                                            -------------------    --------------------

         Cash provided by financing activities                       5,606,348               6,965,510
                                                            -------------------    --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (26,630,254)             (4,564,569)

CASH AND CASH EQUIVALENTS, beginning of period                      41,480,737               5,953,505
                                                            -------------------    --------------------

CASH AND CASH EQUIVALENTS, end of period                          $ 14,850,483             $ 1,388,936
                                                            ===================    ====================


SUPPLEMENTAL DISCLOSURE -
      Interest (net of amounts capitalized)                        $ 7,106,104             $ 7,494,602

  The accompanying notes are an integral part of these condensed consolidated financial statements.


                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                     (TELETRAC, INC., DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)



                                     Preferred Stock            Common Stock                     Paid-in      Accumulated
                               Series A and A-1  Series B    Class A    Class B    Warrants      Capital        Deficit
                               ----------------  --------    -------    -------    --------      -------      -----------

BALANCE, December 31, 1998       $ 44,033,500  $ 10,034,181   $ 2,490    $ -      $ 7,039,954  $ 10,775,955  $ (107,750,888)

Net loss                                                            -      -            -             -         (14,150,242)

Preferred stock dividends           3,302,513       250,855         -      -            -        (3,553,368)             -
                                 ------------  ------------   -------    ---      -----------   -----------  --------------
BALANCE, June 30, 1999           $ 47,336,013  $ 10,285,036   $ 2,490    $ -      $ 7,039,954   $ 7,222,587  $ (121,901,130)
                                 ============  ============   =======    ===      ===========   ===========  ==============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - COMPANY OVERVIEW

The Company, through its wholly-owned subsidiary, Teletrac, Inc. ("Teletrac"), is a leading provider of vehicle location and fleet management services, including associated two-way digital wireless messaging, to commercial fleet operators. Teletrac has developed a proprietary land-based location technology that provides customers with a low-cost, accurate and reliable real-time method of locating vehicles in selected metropolitan areas. Teletrac's system is designed to enable customers to better manage their mobile workforce, to provide security for their property and personnel and to help them communicate more effectively with mobile workers.

On June 9, 1999, Teletrac filed a Voluntary Petition pursuant to Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). In addition, on July 13, 1999 Teletrac sold its network in New York and Washington, D.C. to Ituran - USA, Inc., a Delaware Corporation ("Ituran USA"). Pursuant to an Agreement dated June 9, 1999 by and among Teletrac, Ituran-USA and the parties thereto, Ituran-USA also has an option to purchase Teletrac's Miami network. Teletrac continues to service the customers in the New York and Washington, D.C. networks and pays Ituran a fee to use such networks. The San Francisco and Sacramento networks have been shut down. Customers on the San Francisco and Sacramento networks have the opportunity to migrate to a new product utilizing the CDPD networks in those areas. Approximately one-third of the customers elected that choice. All other markets and networks have been uneffected by the reorganization.

Teletrac has filed a proposed Chapter 11 Plan of Reorganization dated August 4, 1999 (the "Plan") and an accompanying Disclosure Statement dated August 4, 1999 with the Bankruptcy Court. Pursuant to an order of the Bankruptcy Court dated August 5, 1999, the Bankruptcy Court approved the Disclosure Statement, and the Disclosure Statement and Plan are expected to be mailed to creditors for voting on the Plan on or about August 16, 1999. A hearing on confirmation of the Plan has been scheduled for September 15, 1999. There can be no assurance that the Plan will be confirmed by the Bankruptcy Court. The Plan and Disclosure Statement are on file with and may be obtained from the Clerk of the Bankruptcy Court.

Under Chapter 11, certain claims against Teletrac in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Teletrac continues business operations as Debtor-in-possession. These claims are reflected in the June 30, 1999 (unaudited) balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date as a result of the rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against Teletrac's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant and equipment. In June, 1999, Teletrac received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages.

Teletrac offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation of a Vehicle Location Unit "VLU" in each vehicle. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director Enterprise Edition (Registered), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer, which is connected to Teletrac's network. Fleet Director Enterprise Edition(Registered) can be complemented with the Teletrac's messaging units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director Enterprise Edition(Registered) screen.

As of June 30, 1999, Teletrac operated in twelve metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento, New York and Washington D.C. Teletrac also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles and Miami markets.

Teletrac's revenues are derived from sales and installation of its VLU's, messaging units, proprietary software and charges for its services.

NOTE 2 - BASIS OF PRESENTATION.

The condensed consolidated interim financial statements of Teletrac Holdings, Inc. and its wholly owned subsidiary Teletrac included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended December 31, 1998 filed on Form 10-K.

NOTE 3 -- INVENTORIES

Inventories consisted of the following at December 31, 1998 and June 30, 1999:

                                            December 31, 1998      June 30, 1999
                                                                    (Unaudited)
      Vehicle Location Units ("VLU")           $ 8,178,316          $7,461,642
      Messaging Units                            1,920,656           1,511,752
      Computers & Software                         207,882             347,523
      Other Inventory                            1,447,862             943,034
                                                ----------             -------
             Total Inventory                    11,754,716          10,263,951
             Less:  Long Term Inventory          3,435,700           3,435,700
                                                 ---------           ---------
             Current Portion                   $ 8,319,016          $6,828,251
                                               ===========          ==========







NOTE 4 -- PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consisted of the following at December 31, 1998 and June 30, 1999:

                                           December 31, 1998     June 30, 1999
                                                                  (unaudited)
      System Equipment                         $16,867,532       $17,236,194
      Automobiles                                  528,666           525,662
      Furniture & Fixtures                       2,439,229         2,516,925
      Computer Equipment                         5,343,246         5,502,525
      Leasehold Improvements                       243,961           243,962
      Construction in Progress                     839,088         1,043,606
                                                   -------         ---------
        Total Property & Equipment             $26,261,722       $27,068,874
                                               ===========       ===========
           Accumulated Depreciation             (7,126,336)      ( 9,912,210)
                                               -----------      ------------
                Net Property & Equipment       $19,135,386       $17,156,664
                                               ===========      ============



NOTE 5 -- SHORT-TERM BORROWINGS

The Bankruptcy Court has approved debtor-in-possession financing (the "DIP Loan") for Teletrac in the amount of $1,000,000 and as of August 13, 1999 Teletrac has received $600,000 of such loan.


NOTE 6 -- OTHER LONG-TERM OBLIGATIONS

Teletrac entered into capital lease agreement with one lessor valued at $22,000 during the first quarter of 1999. The assets included under the lease agreement will be utilized in the sales and administrative operations.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenues. Total revenues for the three months ended June 30, 1999 were $7.4 million, compared to $6.8 million for the three months ended June 30, 1998.

     Equipment revenues decreased to $2.1 million for the three months ended June 30, 1999 from $2.5 million for the three months ended June 30, 1998, principally due to fewer sales during the period offset by higher average revenue per application. The reduction in number of sales was primarily due to a sharp reduction in direct sales personnel. Gross commercial installations decreased to 3,580 vehicle applications for the three months ended June 30, 1999 from 5,939 vehicle applications for the three months ended June 30, 1998.

     Service revenues increased to $5.1 million for the three months ended June 30, 1999 from $4.4 million for the three months ended June 30, 1998, an increase of 16%, primarily due to an increase in the average commercial service revenue per vehicle application to $29.14 in June 1999 from $23.74 in June 1998. Total commercial vehicle applications in service at June 30, 1999 were 55,445 as compared to 55,446 on June 30, 1998.

     Rental revenues increased to $239,843 for the three months ended June 30, 1999 from $108,433 for the three months ended June 30, 1998. The rental program had not been utilized in the quarter ended June 30, 1999 due to limited funds available to the Company to support such a program.

Cost of Revenues. Cost of revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues decreased to $856,895 for the three months ended June 30, 1999 from $936,495 million for the three months ended June 30, 1998. Future cost of revenues should decline due to the Company's shutting down the San Francisco/ Sacramento networks along with the sale of the New York and Washington DC markets to Ituran-USA.

     Cost of Equipment. Cost of equipment decreased to $1.2 million for the three months ended June 30, 1999 from $1.8 million for the three months ended June 30, 1998.

     Research and Development, Engineering, Selling, General and Administrative Expenses. Research and development, engineering, selling, general and administrative expenses decreased by $4.2 million, to $6.4 million for the three months ended June 30, 1999 from $10.6 million for the three months ended June 30, 1998. The Company has reduced expenses through significant reductions in personnel along with the shutting down of the San Francisco/Sacramento network and sale of the New York and Washington DC networks.

     Depreciation and Amortization. Depreciation and Amortization increased for the three months ended June 30, 1999 to $1.5 million from $1.1 million for the three months ended June 30, 1998, primarily due to depreciation on additional assets related to additional infrastructure in existing markets.

     Operating Losses. Operating losses incurred by the Company were $2.6 million for the three months ended June 30, 1999, as compared to $8.0 million for the three months ended June 30, 1998, for the reasons discussed above.

     Interest Expense. Interest expense was $3.9 million for the three months ended June 30, 1999 and was primarily related to the high yield bonds.

     Reorganization Costs. Reorganization costs were $1.0 million for the three months ended June 30, 1999. The costs were for the reorganization and Chapter 11 filing.

     Net Loss. For the reasons discussed above and interest income of $0.3 million, net loss decreased to $7.2 million for three months ended June 30, 1999 from $10.8 million for three months ended June 30, 1998. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.



Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenues. Total revenues for the six months ended June 30, 1999 were $17.9 million, compared to $13.5 million for the six months ended June 30, 1998, an increase of 33%.

     Equipment revenues decreased to $4.7 million for the six months ended June 30, 1999 from $5.2 million for the six months ended June 30, 1998, principally due to fewer sales during the period offset by higher average revenue per application. The reduction in number of sales was primarily due to a sharp reduction in direct sales personnel. Gross commercial installations decreased to 7,294 vehicle applications for the six months ended June 30, 1999 from 10,864 vehicle applications for the six months ended June 30, 1998.

     Service revenues increased to $10.4 million for the six months ended June 30, 1999 from $8.3 million for the six months ended June 30, 1998, an increase of 25%, primarily due to an increase in the average commercial service revenue per vehicle application to $29.14 in June 1999 from $23.74 in June 1998. Total commercial vehicle applications in service at June 30, 1999 were 55,445 as compared to 55,446 on June 30, 1998.

     Rental revenues increased to $683,001 for the six months ended June 30, 1999 from $156,649 for the six months ended June 30, 1998. The rental program had not been utilized during the six months ended June 30, 1999 due to limited funds available to the Company to support such a program.

     Other revenues for the six months ended June 30, 1999 was $2.8 million. The Company licensed its proprietary location and messaging solution to an affiliate of Ituran Location and Control LTD ("Ituran"), a corporation existing under the laws of Israel and the parent of Ituran-USA, such affiliate is Teletrac's Israeli licensee. The agreement permits Ituran's affiliate to market and operate Teletrac's proprietary technology in Latin and South America and certain countries in Eastern Europe. In addition to the initial licensing fee, the agreement includes provisions for future royalty payments. As part of the consideration of the licensing agreement, Ituran and Teletrac agreed to the elimination of future royalty payments due to Teletrac for Israel.

     Cost of Revenues. Cost of revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues remained flat at $1.8 million for the six months ended June 30, 1999 and for the six months ended June 30, 1998.

     Cost of Equipment. Cost of equipment decreased to $3.2 million for the six months ended June 30, 1999 from $3.9 million for the six months ended June 30, 1998.

     Research and Development, Engineering, Selling, General and Administrative Expenses. Research and development, engineering, selling, general and administrative expenses decreased by $3.7 million, to $15.8 million for the six months ended June 30, 1999 from $19.5 million for the six months ended June 30, 1998. The Company has reduced expenses through significant reductions in personnel along with the shutting down of the San Francisco/Sacramento network and sale of the New York and Washington DC networks.

     Depreciation and Amortization. Depreciation and Amortization increased for the six months ended June 30, 1999 to $3.1 million from $2.3 million for the six months ended June 30, 1998, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

     Operating Losses. Operating losses incurred by the Company were $6.0 million for the six months ended June 30, 1999, as compared to $14.4 million for the six months ended June 30, 1998, for the reasons discussed above.

     Interest Expense. Interest expense was $7.7 million for the six months ended June 30, 1999 and was primarily related to the high yield bonds.

     Reorganization Costs. Reorganization costs were $1.0 million for the six months ended June 30, 1999. The costs were for the reorganization and Chapter 11 filing.

     Net Loss. For the reasons discussed above and interest income of $0.6 million, net loss decreased to $14.2 million for six months ended June 30, 1999 from $19.7 million for six months ended June 30, 1998. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.



LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures were $1.1 million for the six months ended June 30, 1999, primarily for additional infrastructure in the Company's existing markets. The Company currently expects that its aggregate capital expenditures will be $2.2 million for both 1999 and 2000 combined. These capital expenditures will consist primarily of costs associated with the infrastructure of it's existing markets.

     Teletrac filed its voluntary petition pursuant to Chapter 11 of the U.S. Bankruptcy Code on June 9, 1999. The Bankruptcy Court has approved debtor-in-possession financing (the "DIP Loan") for Teletrac in the amount of $1 million, and as of August 13, 1999 Teletrac has received $600,000 of such loan. The Chapter 11 Plan contemplates that the DIP Loan will be replaced with a $3.0 million Senior Secured Note facility subject to, and upon, confirmation of the Plan. The Company believes, based on its business plan, that such financing is sufficient for the short and long term capital needs of the Company. However, there is no assurance that the Plan will be confirmed by the Bankruptcy Court.

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

     27.1 Financial data schedule.

(b)  Reports on Form 8-K.

During the three-month period ending June 30, 1999 and subsequently, the Company filed two Current Reports on Form 8-K under Item 5 -- Other Events:

(i) In a report dated February 27, 1999 the Company announced that Teletrac, Inc., a wholly-owned subsidiary of the Company, was engaged in ongoing efforts to raise additional capital and that Teletrac, Inc. had engaged in discussions with the holders of its 14% Senior Notes due 2007 (the "Notes") concerning a possible restructuring of its debt. At that time, the Company also announced (i) that Teletrac, Inc. had entered into a licensing agreement with Ituran Location and Control, Ltd. ("Ituran"), pursuant to which Teletrac, Inc. had licensed to Ituran the exclusive rights to the its technology in South America and certain countries in eastern Europe and
     (ii) that Teletrac, Inc. had taken certain actions to reduce its level of expenses and conserve cash, including reducing the workforce by approximately 25%.

(ii) In a report dated June 9, 1999 the Company announced that Teletrac, Inc., a wholly-owned subsidiary of the Company, had filed a voluntary petition commencing a case under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

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


August 13, 1999

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